Form 10-Q
period 1995-03-31
BRITE VOICE SYSTEMS INC
filed 1995-05-15
CIK 852637

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended March 31, 1995

                                       OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________



                         Commission File Number 0-17920

                            BRITE VOICE SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          KANSAS                                            48-0986248
(STATE OR OTHER JURISDICTION                             (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NUMBER)


                            7309 E. 21ST STREET NORTH
                             WICHITA, KANSAS  67206
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:(316) 652-6500



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes   [  X  ]  No   [    ]

As of May 8, 1995, 8,097,473 shares of the registrant's common stock were outstanding.

                            BRITE VOICE SYSTEMS, INC.

                                      INDEX


                                                                           Page
                                                                          Number

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets - March 31, 1995
                 and December 31, 1994...................................   3

               Consolidated Statements of Income - Three Months
                 Ended March 31, 1995 and 1994...........................   5

               Consolidated Statements of Cash Flows - Three Months
                 Ended March 31, 1995 and 1994...........................   6

               Notes to Financial Statements.............................   7

     Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.....................   8


PART II.  OTHER INFORMATION..............................................  11

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            BRITE VOICE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                       March 31,    December 31,
                                                         1995          1994
                                                     ------------  ------------
                                                     (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents. . . . . . . . . . . . . $  4,022,000  $  4,251,000
  Temporary investments (at cost which
   approximates market). . . . . . . . . . . . . . .    3,704,000     5,201,000
  Accounts receivable, less allowance for doubtful
   accounts: 1995-$810,000, 1994-$844,000. . . . . .   21,373,000    17,132,000
  Inventories. . . . . . . . . . . . . . . . . . . .    9,180,000     8,263,000
  Prepaid expenses and other . . . . . . . . . . . .    1,883,000     1,883,000
                                                     ------------  ------------

      Total Current Assets . . . . . . . . . . . . .   40,162,000    36,730,000
                                                     ------------  ------------
PROPERTY AND EQUIPMENT
  Land and building. . . . . . . . . . . . . . . . .    3,074,000     3,074,000
  Furniture and equipment. . . . . . . . . . . . . .   15,987,000    14,469,000
                                                     ------------  ------------

                                                       19,061,000    17,543,000
  Less accumulated depreciation. . . . . . . . . . .   (9,133,000)   (8,419,000)
                                                     ------------  ------------

      Total Property and Equipment . . . . . . . . .    9,928,000     9,124,000
                                                     ------------  ------------

INVESTMENT IN SALES TYPE LEASES. . . . . . . . . . .      524,000       711,000
                                                     ------------  ------------

OTHER ASSETS . . . . . . . . . . . . . . . . . . . .    1,767,000     1,873,000
                                                     ------------  ------------

      TOTAL ASSETS . . . . . . . . . . . . . . . . . $ 52,381,000  $ 48,438,000
                                                     ------------  ------------
                                                     ------------  ------------



                        See Notes to Financial Statements

                            BRITE VOICE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       March 31,    December 31,
                                                         1995          1994
                                                     ------------  ------------
                                                     (Unaudited)
CURRENT LIABILITIES
  Accounts payable . . . . . . . . . . . . . . . .      6,833,000     6,211,000
  Accrued salaries and wages . . . . . . . . . . .      2,017,000     1,941,000
  Other accrued expenses . . . . . . . . . . . . .      1,875,000     1,993,000
  Deferred revenue . . . . . . . . . . . . . . . .      1,422,000     1,287,000
  Customer deposits. . . . . . . . . . . . . . . .      1,055,000       775,000
  Income taxes payable . . . . . . . . . . . . . .      1,176,000       354,000
                                                     ------------  ------------

       Total Current Liabilities . . . . . . . . .     14,378,000    12,561,000
                                                     ------------  ------------

DEFERRED INCOME TAXES. . . . . . . . . . . . . . .        138,000       138,000
                                                     ------------  ------------
STOCKHOLDERS' EQUITY
  Preferred stock, no par value; authorized
    10,000,000 shares; none issued and
    outstanding. . . . . . . . . . . . . . . . . .             --            --
  Common stock, no par value; authorized
    30,000,000 shares; issued 8,089,523
    shares - 1995; 7,923,798 shares - 1994 . . . .     33,429,000    33,271,000
  Retained earnings. . . . . . . . . . . . . . . .      4,448,000     2,683,000
  Foreign currency translation adjustment. . . . .        (12,000)     (215,000)
                                                     ------------  ------------

       Total Stockholders' Equity. . . . . . . . .     37,865,000    35,739,000
                                                     ------------  ------------

    TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY. . . . . . . . . . . . .   $ 52,381,000  $ 48,438,000
                                                     ------------  ------------
                                                     ------------  ------------



                        See Notes to Financial Statements

                            BRITE VOICE SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                         Three Months Ended
                                                             March 31,
                                                         1995          1994
                                                     ------------  ------------
                                                             (Unaudited)
REVENUES
  System sales . . . . . . . . . . . . . . . . . .   $ 12,143,000  $  9,301,000
  Service revenues . . . . . . . . . . . . . . . .      6,897,000     5,104,000
                                                     ------------  ------------

                                                       19,040,000    14,405,000
                                                     ------------  ------------
COSTS AND EXPENSES
  Cost of Sales:
    System . . . . . . . . . . . . . . . . . . . .      5,040,000     4,222,000
    Service. . . . . . . . . . . . . . . . . . . .      4,278,000     3,467,000
  Research and engineering . . . . . . . . . . . .      1,578,000     1,287,000
  Selling, general and administrative. . . . . . .      6,007,000     4,276,000
                                                     ------------  ------------

                                                       16,903,000    13,252,000
                                                     ------------  ------------

INCOME FROM OPERATIONS . . . . . . . . . . . . . .      2,137,000     1,153,000

OTHER INCOME, NET. . . . . . . . . . . . . . . . .        148,000        72,000
                                                     ------------  ------------

INCOME BEFORE TAXES. . . . . . . . . . . . . . . .      2,285,000     1,225,000

PROVISION FOR INCOME TAXES . . . . . . . . . . . .        594,000       345,000
                                                     ------------  ------------

NET INCOME . . . . . . . . . . . . . . . . . . . .   $  1,691,000  $    880,000
                                                     ------------  ------------
                                                     ------------  ------------

EARNINGS PER SHARE . . . . . . . . . . . . . . . .         $  .20        $  .11
                                                           ------        ------
                                                           ------        ------

WEIGHTED AVERAGE SHARES OUTSTANDING. . . . . . . .      8,573,000     8,164,000




                        See Notes to Financial Statements

                            BRITE VOICE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Three Months Ended
                                                             March 31,
                                                         1995          1994
                                                     ------------  ------------
                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income . . . . . . . . . . . . . . . . . . .   $  1,691,000    $  880,000
  Items not requiring cash:
    Depreciation and amortization. . . . . . . . .        827,000       585,000
    (Gain) loss on disposition of assets . . . . .         (1,000)           --
    Non-qualified stock option compensation. . . .          1,000         1,000
  Changes in:
    Accounts receivable. . . . . . . . . . . . . .     (3,843,000)   (2,758,000)
    Inventories. . . . . . . . . . . . . . . . . .       (902,000)     (684,000)
    Accounts payable and accrued expenses. . . . .        260,000     1,177,000
    Other current assets and liabilities . . . . .      1,318,000       574,000
                                                     ------------  ------------
      Net cash provided by (used in)
      operating activities . . . . . . . . . . . .       (649,000)     (225,000)
                                                      ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment . . . . . . .     (1,432,000)     (689,000)
  Proceeds from sales of property and
    equipment. . . . . . . . . . . . . . . . . . .         10,000            --
  Proceeds from maturity of temporary
    investments. . . . . . . . . . . . . . . . . .      4,229,000     4,613,000
  Purchase of temporary investments. . . . . . . .     (2,732,000)   (4,286,000)
  Increase (decrease) in other assets. . . . . . .          2,000      (228,000)
  Net cash received from business acquisitions . .         44,000            --
                                                     ------------  ------------
      Net cash provided by (used in)
      investing activities . . . . . . . . . . . .        121,000      (590,000)
                                                     ------------  ------------
 CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock . . . . . . . . . . . .         99,000       124,000
                                                     ------------  ------------
      Net cash provided by financing activities. .         99,000       124,000
                                                     ------------  ------------
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH. . . . . . . . . . . . . . . . . . . . .        200,000        19,000
                                                     ------------  ------------

DECREASE IN CASH AND CASH EQUIVALENTS. . . . . . .       (229,000)     (672,000)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD. . . . . . . . . . . . . . . . . . . .      4,251,000     3,168,000
                                                     ------------  ------------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD . . . . . . . . . . . . . . . . . . . . .   $  4,022,000  $  2,496,000
                                                     ------------  ------------
                                                     ------------  ------------

                        See Notes to Financial Statements

                            BRITE VOICE SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


1. The 1995 and 1994 financial statements (except for the December 31, 1994 Balance Sheet) included herein have been prepared by the Company, without audit, and reflect all adjustments (consisting only of those of a normal recurring nature) which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1994, contained in the Company's Annual Report to Stockholders and Form 10-K filed with the Securities and Exchange Commission.

2.   Inventories consist of the following:

                                                 March 31,     December 31,
                                                    1995           1994
                                                 -----------    -----------
     Purchased parts . . . . . . . . . . . . .   $ 2,990,000    $ 2,677,000
     Work in progress. . . . . . . . . . . . .     3,171,000      2,383,000
     Finished goods. . . . . . . . . . . . . .     3,019,000      3,203,000
                                                 -----------    -----------

                                                 $ 9,180,000    $ 8,263,000
                                                 -----------    -----------
                                                 -----------    -----------

3. Income taxes paid (refunds received) during the three months ended March 31, 1995 and 1994 were $(301,000) and $59,000, respectively.

4. On March 31, 1995, Touch-Talk, Incorporated ("Touch-Talk"), a company specializing in the creation of custom software and application development tools, was merged into the Company in a transaction accounted for as a pooling of interests. The Company issued 150,000 shares of its common stock in exchange for all outstanding shares of Touch-Talk common stock. The net assets of Touch-Talk amounted to $388,000 at March 31, 1995. The effect of the pooling is immaterial to the Company's operations and, accordingly, prior years' financial statements have not been restated. The Company's first quarter results include Touch-Talk revenues of $464,000 and income from operations of approximately $100,000.

                         PART I:   FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

      Total revenues increased $4,635,000, or 32.2%, compared to the same period in 1994. Domestic system sales, consisting of general purpose voice response systems and electronic publishing systems, increased 13.0%, from $7,136,000 to $8,067,000. General purpose voice response system sales increased from $4,441,000 to $6,394,000, or 44.0%, primarily due to system sales to value-added resellers providing equipment to major U.S. companies. Electronic publishing system sales decreased from $2,695,000 to $1,673,000, or 37.9%, due primarily to decreased system sales to regional Bell operating companies. The Company believes that the market for electronic publishing systems is beginning to mature and that sales of these systems will be more difficult to achieve in future periods.


     International system sales increased 88.3%, from $2,165,000 to $4,076,000. This improvement was primarily due to sales of VoiceSelect-TM-, a product used by cellular telephone companies to provide "hands-free" dialing to cellular subscribers, and to the introduction of the Voice Services Director, a voice messaging product marketed by the Company's foreign subsidiaries.

     Service revenues increased $1,793,000, or 35.1%, due primarily to increased service contract and repair revenues and managed services revenues. Service contract and repair revenues increased 51.2%, from $1,811,000 to $2,739,000, due to the Company's emphasis on expanding its base of customers who subscribe for quarterly or annual maintenance contracts. Managed services revenues increased 37.7%, from $2,148,000 to $2,957,000, due to an expanding customer base and a larger number of end users. Information services and other service revenues increased from $1,145,000 to $1,201,000, or 4.9%, due to an increase in the Company's customer base.

     Cost of system sales increased $818,000, or 19.4%, while decreasing as a percentage of system sales from 45.4% to 41.5%. The increase in actual costs was due to an increase in the number of systems shipped. The decrease as a percentage of system sales was due to increased margins on the Company's domestic system sales, resulting from an increase in software licenses and applications sold as part of the Company's voice response systems when compared to a year ago. Software sales typically provide larger margins than those associated with hardware.

     Cost of service revenues increased $811,000, or 23.4%, while decreasing as a percentage of service revenues from 67.9% to 62.0%. The increase in actual costs was due primarily to increased staffing requirements in the customer support and managed services departments. The decrease as a percentage of revenues was due to a combination of factors. 900 Voice Personals revenues, which typically have lower margins than other components of managed services revenues, decreased as a percentage of the total product mix compared to the same period a year ago, thus improving overall margins. In addition, the Company has negotiated more favorable terms with the long distance carrier providing 900 access, billing and collection services for the Company's 900 Voice Personals services, thus reducing the variable costs associated with such services.

     Operating expenses increased 36.3%, from $5,563,000 to $7,585,000, due primarily to increased selling, general and administrative expenses. Selling, general and administrative expenses increased from $4,276,000 to $6,007,000, or 40.5%, primarily because of additional staff required for the Company's expanding international operations. Research and engineering expenses increased $291,000, or 22.6%, due to the addition of research engineers to support the Company's continued commitment to product development.

     Other income increased by $76,000, or 105.6%. Interest income increased from $88,000 to $123,000, or 39.8%, due to higher yields and a higher average balance of funds invested during the period. Interest expense decreased from $26,000 to zero, or 100%, because the Company paid off the remainder of its debt at the end of 1994.

     The provision for income taxes was 26.0% for the three months ended March 31, 1995 compared to 28.2% for the same period in 1994. The variance in the effective income tax rate from the United States statutory rate for both periods was due to the ability to utilize net operating loss and credit carryforwards acquired through the merger with Perception Technology partially offset by higher tax rates imposed on its European subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1995, the Company had a current ratio of 2.8 to 1, and working capital of $25,784,000, compared to a current ratio of 2.9 to 1 and working capital of $24,169,000 at December 31, 1994. Cash and cash equivalents and temporary investments decreased from $9,452,000 at December 31, 1994 to $7,726,000 at March 31, 1995, primarily due to increases in accounts receivable and inventory, and purchases of property and equipment.

     Accounts receivable and inventory increased by $4,241,000 and $917,000, respectively, during the quarter ended March 31, 1995. Accounts receivable increased primarily due to extended payment terms granted to certain international customers, and the inclusion of Touch-Talk receivables at the end of the period. The increase in inventory occurred primarily as a result of the anticipation of sales increases by the Company's foreign
subsidiaries.   These foreign subsidiaries require longer lead  times for
certain components which are included in customer systems.   The increases in
receivables and inventory were funded by increases in current liabilities and decreases in the Company's cash balances.

     Property and equipment increased significantly during the three month period in 1995 due primarily to expansion and remodeling of the Company's Wichita and Dallas facilities. While the Company expects capital expenditures to continue during the year, it does not expect the increases to continue at the rate experienced in the first quarter.

     The Company regularly invests excess funds in short-term securities, such as bankers' acceptances, government obligations and variable rate demand notes, having maturities up to one year. Management believes that restricting investments to these types of securities maximizes financial flexibility and minimizes exposure to interest rate and market risks. The Company utilizes these investments as a source of liquidity, to the extent that cash requirements exceed short-term cash receipts. The Company has no bank lines of credit or other credit arrangements.

     The Company has no significant capital commitments and believes that working capital on hand and funds provided from future operations will be sufficient to fund all of the Company's known short-term and long-term capital requirements.

INFLATION

     Inflation has not had a material impact on the Company's results of operations. Because of the competitive nature of the computer industry, the costs of parts used in the Company's products have remained relatively stable. However, should inflation rise to higher levels, the Company believes that such inflationary costs would be passed on to customers by both the Company and its competition.

                           PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

     None

ITEM 2.    CHANGES IN SECURITIES

     None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.    OTHER MATTERS

     None

ITEM 6.    EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

     (a)   None

     (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:   May 15, 1995



                                   BRITE VOICE SYSTEMS, INC.


                                   /s/ Glenn A. Etherington
                                   ------------------------------------
                                   Glenn A. Etherington
                                   Chief Financial Officer
                                   Duly Authorized Officer on behalf of
                                    the Registrant