Form 10-K/A
period 1994-12-31
BRITE VOICE SYSTEMS INC
filed 1995-06-09
CIK 852637

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1994 or

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from _______________ to ______________

Commission File Number 0-17920


                            BRITE VOICE SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               KANSAS                             48-0986248
     (STATE OF INCORPORATION)                  (I.R.S. EMPLOYER
                                               IDENTIFICATION NO.)


                            7309 E. 21ST STREET NORTH
                           WICHITA, KANSAS  67206-1083
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       Registrant's telephone number, including area code:  (316) 652-6500

        Securities registered pursuant to Section 12(b) of the Act:  None

           Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                                (Title of class)

                            ------------------------

                                     PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


     (a)     The following documents are filed as part of this report:

             (3)     Exhibits.  The following exhibit is hereby amended:

Exhibit No.  Description
- -----------  -----------

   10.6 June 1, 1994 Amendment to Agreement between the Registrant and the Telephone Connection, Inc. Confidential treatment has been requested with respect to a portion of the Exhibit.

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BRITE VOICE SYSTEMS, INC.
                                   (Registrant)


                                   By   /s/ Stanley G. Brannan
                                        ----------------------------------------
                                        Stanley G. Brannan
                                        President and
                                        Chief Executive Officer


                                   By   /s/ Glenn A. Etherington
                                        ----------------------------------------
                                        Glenn A. Etherington
                                        Treasurer and
                                        Chief Financial Officer

Dated:  June 9, 1995
        Wichita, Kansas