Form 10-K/A
period 1994-12-31
BRITE VOICE SYSTEMS INC
filed 1995-07-17
CIK 852637

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1994 or

[   ]     Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

For the transition period from              to
                               ------------    -----------

Commission File Number 0-17920

                            BRITE VOICE SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            KANSAS                                       48-0986248
(STATE OF INCORPORATION)                    (I.R.S. EMPLOYER IDENTIFICATION NO.)

                            7309 E. 21ST STREET NORTH
                           WICHITA, KANSAS  67206-1083
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       Registrant's telephone number, including area code:  (316) 652-6500

        Securities registered pursuant to Section 12(b) of the Act:  None

           Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                                (Title of class)

                           --------------------------

                                     PART I

ITEM 1.   BUSINESS

BACKGROUND

     Brite Voice Systems, Inc. (the "Company") designs, integrates, assembles, markets and supports audiotex, interactive voice response and voice messaging systems. The Company also provides market-specific voice processing and electronic information services.

     Incorporated in Kansas in 1984, the Company initially concentrated its efforts on the provision of audiotex systems, primarily to newspaper publishers, which used the systems to establish themselves as leading information providers in their respective markets. In May 1991, the Company, through its newly-formed subsidiary, Brite Voice Systems Group, Limited ("BVSGL"), acquired substantially all of the assets of the Voice Systems Group operating division of Ferranti Business Communications Ltd. BVSGL assembles and distributes voice messaging systems which are sold as customer premise equipment for use behind a private branch exchange and as public telephone network equipment. BVSGL is responsible for the Company's European business and maintains design and production facilities in Manchester, England and sales and support offices in Germany, Switzerland and Italy.

     In July 1993, the Company merged with Perception Technology Corporation ("Perception") in a transaction accounted for as a pooling of interests (See
Note 1 to the accompanying Consolidated Financial Statements). Perception's experience as a provider of interactive voice response systems significantly broadened the Company's participation in the voice response industry. Based upon internally developed information, the Company believes that the combined audiotex experience of the two companies established the Company as the leading provider of audiotex systems and information services.



THE COMPANY'S SYSTEMS

   GENERAL

   The Company's voice processing systems employ a variety of hardware platforms; however, each system consists of a central processing unit, a high capacity hard disk drive, random access memory for vocabulary and speech storage, and telecommunications modules. Various operating systems (primarily QNX, UNIX-TM-, OS/2 and proprietary systems), and a library of software programs which interpret and respond to touch-tone inputs and voice commands from callers, form the basis of the Company's systems.

   Voice processing systems allow callers to use a telephone to obtain computer-stored information, leave messages, or input and retrieve information from a host computer. A caller who accesses a voice processing system is typically greeted by a message identifying the owner or principal sponsor of the system, and is then requested to either enter a category number or select from a menu of choices. Voice processing systems provide accurate and economical distribution of information to multiple callers simultaneously.

   AUDIOTEX SYSTEMS

   The Company's audiotex systems enable callers to use the keys on their touch-tone telephone to request any of thousands of pre-recorded messages. A particular message is selected by following customized verbal instructions and keying in the desired category number. The Company's systems respond to a caller's request for information by playing a prerecorded message in the voice of the person who recorded it, rather than in mechanical synthesized speech. Audiotex systems are capable of allowing simultaneous access by thousands of callers, with each individual caller hearing their desired message from the beginning. Subsequent callers do not interrupt a message that is being played to an earlier caller, and there is no degradation in quality of the recordings over time.

   The Company's audiotex systems are based on its BVS 2000, BVS 5000 and VoicePrint voice processing units ("VPUs"), which consist, in part, of a distributed multi-processor system architecture primarily using a UNIX operating system on Intel 80486 microprocessors or Sun Sparc processors, an integrated high speed local area network ("LAN"), and a real-time, multi-tasking operating system. Analog telephony interfaces and digital interfaces supporting T1 and E1 are available. A large number of systems may be dispersed geographically, but managed centrally, through the use of a wide area network. This provides significant savings to an operator by reducing the staff requirements to manage a distributed network of VPUs.

   A typical VPU will include high performance, high capacity hard disk drives providing more than 3,000 megabytes of disk storage, which will support more than 360 hours of voice storage. Each VPU can be configured with up to 48 channels of voice processing cards of either four, eight or 12 channels each. The voice card digitizes, compresses and recreates the recorded information to
sound like the original recording.   The voice card also handles all telephone
network interactions, including processing touch-tone input from users of the system.

   When configured with a facsimile card, the system will transmit documents to callers, upon request (Fax-on-demand), while simultaneously transmitting documents to multiple pre-determined facsimile numbers (Fax broadcast). The system will also provide delayed fax by transmitting documents at non-peak times, when long distance rates are more economical. The disk drives contained in the VPU can store more than 60,000 pages of text for facsimile transmission.

   The Company has written application programs to create "turnkey" audiotex solutions targeted for specific industries. For example, CityLine-Registered Trademark-, a system sold to daily newspapers, is a combination of equipment and an audio network which offers a wide variety of information free to the caller, including stock quotes, sports scores, business news, weather and public opinion polling. Newspapers offering CityLine generate revenues by selling advertising sponsorships on their systems. Voice Directories
- -Registered Trademark-, sometimes called "talking yellow pages", is a similar product designed for Yellow Pages publishers and telephone companies.

   The systems may also be configured with voice recognition hardware which supports both speaker-dependent and speaker-independent recognition. This capability allows the systems to accept spoken commands or numbers instead of telephone keypad input. Numeric and command word recognition is available in multiple languages, which is significant in countries where touch-tone telephones are not prevalent. VoiceSelect-TM- is a voice activated system for cellular telephones which allows a cellular telephone user to dial telephone numbers using spoken commands or digits rather than the keys on the cellular telephone. Use of voice activated dialing permits drivers to keep their hands on the wheel and eyes on the road, promoting safety and convenience of use. VoiceSelect is marketed to cellular providers around the world.

   VOICE MESSAGING SYSTEMS

   Voice messaging systems allow users to store, send and receive information over the telephone. In addition to voice messaging, the systems provide call answering, call routing, dictation and automated attendant features.

   BVSGL uses industry standard PC technology for its VM1000 and VM2000 customer premise equipment, using 80486 microprocessors and high capacity hard disk drives ranging from 40 to 500 megabytes of speech. The VM1000 is capable of answering up to three simultaneous telephone calls with four hours of voice storage, while the VM2000 is capable of answering up to 24 simultaneous telephone calls, and may contain up to 45 hours of voice storage.

   In 1994, BVSGL delivered its first Voice Services Director ("VSD") as an upgrade and replacement for its Voice Message Director ("VMD"). The VSD is based on the BVS 5000 hardware platform, with a flexible UNIX management and administration system for use by large public networks. The system uses Dialogic telephony interfaces to support CAS and ISDN networks, and provides CCITT SS7 signaling for the GSM mobile networks. The UNIX management system utilizes a Sybase relational database for system management and administration, and supports graphical administration terminals under X windows and Motif. The VSD uses a central RAID disc architecture for high capacity, fault tolerant message storage. The VSD can support up to five million mailboxes in an integrated management system concurrently with the Company's audiotex and IVR applications. The VSD provides such functions as voice messaging, FAX, audiotex, IVR, debit card, personal numbering systems and network announcement applications, and is the platform on which the Company's European Intelligent Network applications are based.

   INTERACTIVE VOICE RESPONSE SYSTEMS

   The Company's interactive voice response ("IVR") systems are used as front-end peripherals to a wide variety of computer systems to provide direct access to central computer databases. In contrast with audiotex systems, which broadcast the same information to each caller, IVR systems allow callers to retrieve or change account-specific information. IVR systems serve as a cost-effective and highly reliable alternative to more traditional methods of database access, such as computer terminals and human operators. Typical applications may provide account balance and billing status information. IVR systems are designed for very high call volume applications which generally require little speech storage within the system.

   The Company's IVR systems are configured around the Company's BT-II, BT-III, Interact and BT-IV voice processors (each referred to as a BT voice processor). A BT voice processor provides touch-tone caller access to the application processor or host computer. The BT voice processor interfaces directly with a minicomputer or microcomputer; however, to interface with a main frame computer a communication controller is required. The Company's VOCOM systems provide this communication feature.

   The basic BT-II has the capacity to handle a vocabulary consisting of approximately 16 minutes of speech (approximately 2,000 words). The BT-III and Interact can store up to 600 hours of speech, and the BT-IV can store up to 1,320 hours of speech.

   The BT-III, Interact and BT-IV utilize a number of major subsystems. Speech recognition is accomplished by using a plug-in board which supports eight channels of voice recognition. Multiple boards can increase the number of voice recognition channels. The recognition vocabulary consists of the digits zero through nine and certain control words in English and Spanish. This option is useful for customers who call the systems from rotary dial telephones.

   The speech synthesis feature is a text reading subsystem that plugs into the BT-III, Interact or BT-IV using an add-on chassis into which boards can be added to implement multi-channel speech synthesizers. This option is used for applications requiring the reading of a text message or names and addresses from a directory.

   The implementation of a voice response system frequently requires more complex call routing than is offered by a customer's existing PBX system. The Company's programmable switching option ("PSO") is an intelligent front-end processor for a voice network. It offers the network designer complete control over incoming call routing and provides a means for customized call tracking and billing. This powerful switch supports a full complement of telephone interfaces and features a true non-blocking architecture.

   The PSO may be utilized with a BT voice processor or may be configured as a stand-alone device. The PSO may be configured to connect any of up to 120 incoming lines to any of up to 120 outgoing lines, while still supporting the BT voice processor on all incoming lines. The PSO uses line cards to connect telephone lines to a digital matrix. Line cards are available for all standard digital telephone protocols supported by the Company's IVR systems.

   The Company's VOCOM systems are designed to operate on a stand-alone basis or to provide customer applications requiring remote data entry/data access to a mainframe host computer. Each VOCOM system combines a BT voice processor with an application processor to perform many data processing tasks internally, reducing the load on the mainframe host computer. The application processor can perform many functions, such as statistical logging or data verification, in which case the host computer is accessed merely as a database resource. VOCOM systems also include dial-up modems for remote diagnostic and maintenance support. There are three members in the VOCOM product family. These systems vary depending on the application processor that is used as part of the system.
 The VOCOM V is based on a VAX-TM-, the VOCOM 40 is based on a PC compatible machine, and the VOCOM 6000 is based on an RS6000-TM-, all running under their respective UNIX operating systems.

   Host protocols which may be supported by the Company's VOCOM systems are 3270 SNA, 3270 BISYNC, POLL-SELECT, TTY ASYNCH, UNIVAC and NCR MOD 400.

   The Company's digital speech recorder ("DSR") enables customers to create and digitally record changes to vocabulary included in their existing IVR system. A DSR is useful for customers whose vocabularies require systematic updates or foreign languages. A DSR consists of a personal computer including speech conversion hardware, storage disks, loudspeaker, microphone and a software program for editing, creating and rearranging vocabulary files. To operate the DSR, customers need only supply an audio tape of the desired words and phrases. The DSR is primarily sold to original equipment manufacturers ("OEMs"), value added resellers ("VARs") and sophisticated end-users.

   IVR systems are designed for use in specific vertical markets. Examples are higher education, where the Company's systems enable university and college students to register for courses 24 hours a day via touch-tone phones; the financial market, where the Company's systems allow callers to perform a wide range of banking transactions by phone 24 hours a day; and utility companies, where the Company's systems enable automated customer service functions such as power outage reporting, billing inquiries and meter reading.

SERVICES

   The Company offers a range of services in conjunction with its voice processing systems. These services are typically available on either an annual or quarterly basis and generally complement the Company's system sales.

   ELECTRONIC INFORMATION SERVICES

   The Company creates, produces and broadcasts electronic information services, which it provides to purchasers of its audiotex systems, primarily newspapers, Yellow Pages publishers and telephone companies. These services provide pre-packaged content for the Company's systems and relieve the purchaser of the responsibility for creating and loading information on the system. The Company's staff of writers, editors and broadcasters produces audio information under many broad categories, such as news, weather and sports, and under many specialized categories such as gardening tips, horoscopes and soap opera updates. The Company produces over 3,000 categories of information, of which over 1,800 are updated on a daily basis. Subscribers to the Company's information services receive category updates by satellite transmission, some of which occur as often as every 15 minutes. Newspapers or Yellow Pages publishers which subscribe to the service are licensed to receive the network on an annual basis. The publisher generally provides the information to callers for free, and generates revenue by selling advertising sponsorships to the various categories. Much of the information available in audio form is also available by facsimile. The Company is investigating the possibility of providing the same information in an on-line format.

   In addition to the audio networks, the Company writes and produces "library programs" in both audio and facsimile formats which are installed on systems sold to hospitals, real estate brokerage firms and other customers for specific applications. These library programs are updated and billed on an annual basis.

   CUSTOMER SERVICE

   The Company's systems are generally sold with limited warranties which range from 90 days to one year. All systems contain built-in modems, allowing Company personnel to perform diagnostic procedures and down loads remotely. The Company maintains a customer support department to satisfy software and hardware warranty claims and assist customers in developing and debugging application programs. Upon expiration of product warranty, customers may contract for either hardware only coverage, software only coverage, or full service coverage. Hardware only coverage provides basic coverage for the replacement cost of the computer equipment that comprises the system. In the event a part fails, the Company will replace it at no charge to the customer. Software only coverage provides bug fixes and system enhancements, and limited amounts of assistance in applications programming. Full service coverage combines the two programs and offers a greater degree of customer support. The Company's services are also available on a time and materials basis.

   MANAGED SERVICES

   As a complement to its system sales, the Company provides certain voice processing services on a managed service basis. In a typical managed service relationship, the Company provides all necessary equipment and personnel, and the customer avoids both the front-end cost of purchasing equipment, and the continuing cost of having operational personnel on staff. Charges for these services may be based on fixed rates per month, per call or per minute, or may consist of a share of the revenue or profits generated by the service. The Company provides both inbound and outbound telemarketing functions for customers in conjunction with these services. The Company generally provides managed services in niche markets where the customer does not have the expertise on staff, has a desire to outsource the voice processing function, or where the Company can provide significant added value to the customer.

   The Company's TeleRent-Registered Trademark- service provides readers of apartment rental guides access to information concerning rental properties in the local area. Callers to the system may receive more detailed information about an apartment or complex than can be conveyed in a printed ad. Callers can direct connect to the leasing agent, leave messages, or receive a fax of a floor plan or contract. The Company receives a monthly fee for each listing sold in the rental guide.

   The Company's Consumer Tips-TM- service is provided to Yellow Pages publishers, including both Regional Bell Operating Companies and independent telephone companies. In conjunction with audiotex systems placed in a Yellow Pages publisher's market, the Company writes, produces and manages information scripts ("Consumer Tips") included as the opening position in the Yellow Pages top 200 advertising categories. These Consumer Tips typically include four to five topics of interest to shoppers who call these advertising categories. The Yellow Pages' publisher sells sponsorships to these Consumer Tips, and the Company produces the information and maintains contact with the advertisers throughout the year to provide feedback on the success of the sponsorship and help update the advertisers' messages for seasonal specials and other changes that cannot be made to printed advertisements. Current customers include BellSouth, NYNEX, U.S. West, Southwestern Bell, GTE Directories, Rochester Telephone and a number of independent directory publishers.

   CarSelect-TM- allows customers shopping for automobiles to enter a range of search criteria, such as make, model year, and maximum miles driven, through a touch-tone phone. CarSelect then locates the available vehicles that match the buyer's needs and either plays an audio message or delivers a fax describing the features of each vehicle. A caller may enter his telephone number, and, if any new listings are placed on the system that meet the caller's criteria, the system will automatically place a call to the caller, informing him of the new listing. CarSelect is marketed to daily newspapers which sell "parking places" on the system to automobile dealers. The Company generally receives a fee for each listing a newspaper places on the system.

   900 Voice Personals is an extension of the traditional "personal ads" published in newspapers. However, rather than replying in writing to a post office box, responders to advertisements call a 900 telephone number and leave a message in a voice mail box. Each call to the 900 number costs the caller approximately $2.00 per minute, which is collected by the caller's long distance carrier. Advertisers generally may retrieve messages left for them without charge, but must pay the same $2.00 per minute to respond to a message. This method of responding to ads is more immediate than traditional methods, and has provided a significant source of new revenue to newspapers which have implemented the service. The Company provides customer support, layout services and promotional materials. The newspaper prints the ads that are placed and receives a share of the revenues that are generated from advertisers and responders.

   In 1992, the Company licensed certain software implementing patented technology from The Telephone Connection ("TTC"), located in Washington, D.C. The technology represented by these patents allows dual anonymity to be maintained between a telephone caller responding to an ad and the advertiser. The technology also allows advertisers to control when, where and how their ad-related calls are handled. The Company, together with TTC, has developed a product utilizing this technology, which is marketed as an improvement to the current 900 voice personals products offered both by the Company and its competitors. Person-to-Person is designed to implement a newspaper's voice personals advertising program using a credit card-based system rather than the more traditional method of using pay-per-call "900" telephone numbers. Person-to-Person enables callers responding to personal ads to browse, leave messages or speak directly with advertisers using temporarily assigned telephone numbers, which allows both the advertisers and the callers to maintain complete privacy and anonymity for as long as they wish. The use of credit cards rather than 900 numbers allows the system to be accessed from any phone, and reduces collection and other problems associated with the use of 900 telephone numbers.

   Under the terms of its agreement with TTC, the Company is required to pay a royalty based upon the operating profits generated from the Company's utilization of the licensed software. The agreement provides that royalties are abated until the Company has recorded a cumulative profit from its activities. The agreement also provides that the Company will pay certain minimum royalty payments in order to maintain its license.

   During 1994, the Company renegotiated its agreement with TTC to allow for the failure of TTC to meet originally scheduled delivery dates and required functionality of the system, to modify the minimum royalty schedule, and to provide funds to enable TTC to continue to support the Company's efforts to operate the system.

   As of December 31, 1994, the Company was providing services under this agreement to two daily newspapers, with three additional newspapers contracted to begin operation during the first quarter of 1995. Call volumes have been below expectations, and the Company is currently working with TTC to introduce feature enhancements which the Company believes will improve system usage. During 1994, the Company did not generate an operating profit due to customer guarantees, call center staffing requirements, and overhead costs, and does not project that a cumulative operating profit will be realized at any time in the near future.

   The Company is currently funding minimum royalty payments to maintain its license to the technology, which TTC is using to meet its operating expenses and remain in business.

   Because lower than expected newspaper revenues have hindered the Company's ability to sign up additional newspapers, there can be no assurance that the Company will ever generate an operating profit using the licensed technology, or that TTC will remain in business to support the Company's efforts. If TTC were to discontinue operations, there can be no assurance that the Company could continue to operate the systems. Failure to meet its obligations under the contracts with its customers could have an adverse affect on the Company's revenues and operating results.

   The Company initially advanced $1,250,000 to TTC, which it recorded as prepaid royalties. These royalties are being amortized over the earlier of five years from the date the first system was placed into service, or as the royalties are earned. As of December 31, 1994, $938,000 remained on the books. Additional prepaid royalties of $350,000 were expensed as paid during 1994.

SALES AND MARKETING

   DOMESTIC SALES

   The markets for audiotex and IVR systems include organizations having a need to service large volumes of telephone callers seeking information about specific topics. The markets for voice messaging systems include organizations wishing to streamline internal and external communications, reduce interruptions and provide enhanced customer service.

   The Company has developed industry-specific application programs to serve newspapers, Regional Bell Operating Companies ("RBOCs"), Yellow Pages publishers, hospitals, cellular telephone companies, colleges and universities, financial institutions, government agencies and public utility companies.

   The Company sells its systems domestically through its 22 person direct sales force, each of whom is responsible for either a specific industry or territory. Ten sales personnel are located in the Company's Wichita, Kansas headquarters, and one each in the Company's offices in Canton, Massachusetts; Temecula and Rancho Cordova, California; Wilton, Connecticut; Marietta, Georgia; N. Andover, Massachusetts; Bakersville, North Carolina; North Olmsted, Ohio; Bedford and Plano, Texas; Rolling Meadows, Illinois; and Seattle, Washington.

   The Company also markets its systems through third party sales channels such as Amarex Technology, Inc., Digital Data Voice Systems, Electronic Data Systems, Southwestern Bell Telecom, Systems and Computer Technology Corporation, Touch Talk, Inc., and Vicorp Interactive Systems. Each of these companies offers integrated systems for sale to end users, using the Company's hardware platforms.

   The Company has established strategic alliances and joint marketing agreements with certain computer manufacturers and telecommunications companies, including Digital Equipment Corporation, IBM, NCR Corporation, Sun Microsystems and Stratus Computer, Inc. Through these joint marketing and sales support programs, certain of these companies have agreed to market the Company's IVR systems and the Company has agreed to market these companies' systems. None of these agreements require the purchase of a minimum quantity of the Company's products.

   INTERNATIONAL SALES

   International sales were $15,679,000, $10,422,000 and $9,741,000 in 1994,
1993 and 1992, respectively, and amounted to 24%, 22% and 27% of revenues for such periods.

   Sales outside the United States are made through a number of sources. Sales into Europe are made by the Company's subsidiaries: BVSGL (Manchester, England), Brite Voice Systems Group, GmbH (Wiesbaden, Germany), BVS S.p.A. (Rome, Italy), and BVS A.G (Zurich, Switzerland). Sales into Canada and South America are made by the Company's U.S.-based sales force, and sales into other areas of the world are made through a combination of the Company's U.S.-based sales force, distributors and local agents. The Company also has an employee based in Dubai, United Arab Emirates who is responsible for sales to the Middle East and Africa.

   The Company's European subsidiaries market systems to two distinct sectors of the voice messaging market throughout Europe. The VM1000 and VM2000 are targeted to corporate users providing voice messaging as an enhancement to the PBX, while the VSD is marketed to public telephone network service and large volume business applications. The subsidiaries employ a staff of 12 direct sales persons, and also distribute systems through prominent PBX manufacturers such as Philips, Ericsson, Telenorma and S.E.L. The subsidiaries are also responsible for marketing and supporting the Company's audiotex, IVR and voice dialing systems throughout Europe.

   During 1994, BVSGL continued to expand the voice messaging systems operated by Vodata and Cellnet (an affiliate of British Telecom Cellular Radio), the two licensed cellular operators in the United Kingdom. Cellnet took delivery of the first VSD system introduced and placed it into service during the fourth quarter of 1994. BVSGL also delivered VSD systems to an additional European cellular operator and a residential cable operator serving southern England, thereby lessening its dependence on Cellnet and Vodata for continued growth in sales of public telephone network equipment.

   The Company sells its audiotex, IVR, and voice dialing systems throughout the rest of the world through a combination of direct sales, agents and value-added resellers ("VARs"). Where possible, the Company uses the services of agents and VARs in foreign markets because of their familiarity with local markets and their knowledge of, and abilities to work within, local governmental regulations.

   VARs of the Company's systems typically purchase the Company's hardware and license the operating software. In some instances, VARs provide additional software programming or information packages to complete the systems. Agents used by the Company typically receive a commission on sales made into their territories.

   See Note 11 to the Company's Consolidated Financial Statements contained herein for additional information with respect to foreign and domestic sales and assets.

RESEARCH AND ENGINEERING

   The Company believes that, as public acceptance of computer-provided information continues to grow, voice processing systems will be used in an increasing number of applications. The Company's ability to compete and operate successfully depends, in part, upon its ability to anticipate and develop products for such applications. Accordingly, the Company is committed to the research and engineering of products for new markets, as well as the enhancement of existing systems.

   Research and product engineering activities are conducted by the Company's staff of 63 engineers, located in Wichita, Kansas, Canton, Massachusetts and Manchester, England. During 1994, 1993 and 1992, the Company spent approximately $5,856,000, $5,298,000 and $4,857,000, respectively, on research and engi-neering. As a percentage of revenues, this represents 8.8%, 11.3% and 13.6%, respectively. The Company believes that significant research and engineering expenditures are required in order for the Company to meet demands for new products.

MANUFACTURING

   The Company's manufacturing operations consist primarily of assembly of components, burn-in, testing and quality assurance functions, which are performed at both its Canton, Massachusetts and Manchester, England facilities.
 Limited assembly work is performed at the Company's office in Wiesbaden, Germany. Because the Company's manufacturing process is generally limited to assembly of standard components and the installation of software, the Company devotes less than 25% of its Canton facilities to manufacturing. Manufacturing is performed on only one shift; therefore, the Company believes its production facilities are adequate for the foreseeable future.

   Although the Company generally uses standard parts and components for its systems, certain parts are purchased from one source for product standardization, quality control, and volume purchase efficiencies. To date, the Company has been able to obtain adequate supplies of its components in a timely manner, however, the inability to develop alternative sources, if and as required, could adversely affect the Company's operating results.

   BVSGL has a supply agreement with one customer until 2002, which requires BVSGL to provide spare parts, or equivalent functional modules, for certain systems it no longer markets. In November 1993, Ferranti International, the company which provided the hardware for these systems, entered receivership. While the supply of spare parts for these systems has not been interrupted, in the event that the Ferranti subsidiary is no longer operated as a going concern, BVSGL may be unable to fulfill its obligation to its customer for spare parts. The Company currently believes it could provide functional equivalents to these parts.

BACKLOG

   The Company maintains an inventory of component parts which generally enables it to assemble, test and ship complete systems within two weeks of receipt of an order. The short lead time prior to shipment of systems generally results in a minimal backlog of orders. As of December 31, 1994, the Company and its subsidiaries had a backlog of $8,087,000, compared to $4,873,000 as of December 31, 1993. All of the backlog at December 31, 1994 is scheduled to be shipped in 1995. There can be no assurance that any such orders will not be canceled or re-scheduled. Because of the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog as of any particular date may not be indicative of actual revenues for any future period.

GOVERNMENT REGULATIONS

   The Company's products are subject to FCC Regulations under the Communications Act of 1934. These regulations currently require registration of computer terminal equipment which may be connected to a telephone network. The Company registers certain of its products with the FCC. Future products developed by the Company may also be subject to such regulation and may require registration.

COMPETITION

   The market for voice processing systems is highly competitive and includes numerous suppliers of hardware and software of varying specifications. The Company's competition in general purpose voice response includes InterVoice, Syntellect, Periphonics and other voice processing system manufacturers. In addition, the Company competes with larger companies, such as IBM, AT&T and Digital Equipment Corporation, for whom voice response is a small portion of their overall business. The Company also faces competition for its audiotex and European voice messaging systems from voice mail providers, such as Octel, Centigram and Boston Technology. Because there are no significant technological barriers to entry into these markets, many small companies also offer competing products. In addition, as the Company's markets continue to grow, increasing numbers of applications will be introduced by existing and new competition.

   The Company expects that additional competition will develop, and such competition may include large companies with substantially greater financial, marketing and technical resources than those available to the Company. Such competition could adversely affect the revenues and operating results of the Company.

   The Company believes that the principal factors affecting competition in the market for voice processing systems are ease of use, flexibility, reliability, overall technical performance, price and customer service and that the Company competes favorably as to these factors.

SOFTWARE PROTECTION, SERVICE MARKS AND PATENTS

   The Company regards its software as proprietary and has implemented measures of both a legal and practical nature to ensure that the software retains that status. The Company derives considerable practical protection for its software by licensing only the object code to customers and keeping the source code confidential. In addition, by licensing the software rather than transferring title, the Company in most cases has been able to incorporate restrictions in licensing agreements which impose limitations on disclosure and transferability of the software. No determination has yet been made, however, as to the legal or practical enforceability of these restrictions or the extent of customer liability for violations.

   Like many other companies in the industry, the Company does not have patent protection for its software. However, protection against unauthorized copying of the source and object code portions of the software is sought through reliance upon copyright laws. Despite these protections, competitors may be able to copy aspects of the Company's products or to obtain information which the Company regards as trade secret.

   In September 1992, the Company received an exclusive license to market certain software developed by TTC in the Company's newspaper, directory, television station and certain other markets. TTC owns patents which cover an interactive telephone system utilizing dual anonymity with direct connect and expanded outward dialing features. Under the terms of the agreement, the Company is responsible for defending the patents in its licensed markets. No assurance can be made that the patents are broad enough to protect the technology, nor can any assurance be made that the patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide significant competitive advantages to the Company.

   The Company has periodically received, and may receive in the future, communications from third parties asserting patent rights or copyrights on certain of the Company's products and product features. Although there can be no assurance, the Company believes that any necessary licenses or other rights under patents or copyrights could be obtained on conditions that would not have a materially adverse financial impact on the Company. There is no pending litigation against the Company regarding any of these matters.

   The Company has registered with the United States Patent and Trademark Office trademarks on CityLine, TeleCare, Cellular Information Network, Voice Directories, Real Estate Hotline, TeleRent, TeleSchool, BriteFax, Perception and Brite & Design.

EXECUTIVE OFFICERS

   The executive officers of the Company, their ages and the period during which each has served in his present office are as follows:

   Stanley G. Brannan (45) is the Company's founder and has been its President, Chief Executive Officer and Chairman of the Board since inception. Prior to founding the Company, Mr. Brannan founded Mycro-Tek, Inc., a company specializing in the manufacture of microprocessor-based products used in electronic newsroom systems and television character generators. When Mycro-Tek, Inc. was acquired by Allied Corporation in 1980, Mr. Brannan was employed by Allied and eventually became president of the company's Merganthaler USA Division.

   Leon A. Ferber (52) was elected Executive Vice President and Director of the Company in August 1993, immediately following the merger of Perception Technology Corporation with the Company. Prior to the merger, Mr. Ferber held the following positions with Perception: President and Chief Executive Officer from April 1990 to July 1993; Executive Vice President from 1985 to 1990; Vice President - Engineering from 1975 to 1985; Chief Engineer from 1968 to 1975; Clerk from 1978 to 1993; and Director from 1980 until 1993.

   Donald R. Walsh (58) joined the Company as Executive Vice President in August 1990. From 1987 to August 1990, he served as President of the Information Services subsidiary of Philadelphia Suburban Corporation. Prior to 1987, he was employed by IBM, where he held several management positions, primarily relating to sales and marketing.

   David F. Hemmings (48) was appointed Executive Vice President of Brite in September 1993. Mr. Hemmings served as Senior Vice President of Boston Technology, Inc., a worldwide voice mail systems supplier, from 1991 until joining the Company in 1993, and prior to that was President of International Systems Integration, Inc. from 1985 to 1991. International Systems Integration was a business consulting firm responsible for, among other things, assisting Sprint in winning the Federal Telecommunications Systems contract from the federal government.

   Glenn A. Etherington (40) has served as Chief Financial Officer of the Company since August 1988. He was Treasurer from August 1988 until August 1993, and has been Secretary since August 1993. From April 1984 until joining the Company, he served in various capacities including Vice President of Finance, Controller and Treasurer of American City Business Journals, Inc., a publisher of weekly business newspapers. Mr. Etherington is a certified public accountant.

   The Company's executive officers are elected by, and serve at the discretion of, the Board of Directors.

EMPLOYEES

   As of December 31, 1994, the Company and its subsidiaries had 430 employees, of which 378 were full-time employees. There were 300 employees located in the United States, 62 in England, 10 in Germany, three in Italy, two in Switzerland and one in Dubai, United Arab Emirates. Of the full-time employees, 141 were engaged in sales and marketing, 79 were engaged in production or operations, 63 were engaged in research and engineering, 42 were engaged in customer support, 26 were engaged in the production and distribution of audio services and 27 were engaged in providing administrative services.

   The Company has never had a work stoppage, no employees are represented by a labor organization and the Company considers its employee relations to be good.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     1994 COMPARED TO 1993.    Total revenues increased $19,447,000, or 41.5%,
compared to the same period in 1993, and consisted of revenue increases in all areas of the Company's business.

     Domestic system sales, consisting of general purpose voice response systems and electronic publishing systems, increased 29.0%, from $22,255,000 to $28,705,000. General purpose voice response system sales increased from $15,742,000 to $21,040,000, or 33.7%, primarily due to sales of VoiceSelect, the product introduced during 1993 used by cellular telephone companies to provide "hands-free" dialing to cellular subscribers. Electronic publishing system sales increased from $6,513,000 to $7,665,000, or 17.7%, due primarily to system sales to regional Bell operating companies for deployment of the Company's Talking Yellow Pages and Consumer Tips applications.

     International system sales increased 46.2%, from $9,864,000 to $14,421,000, primarily due to increased sales by the Company's foreign subsidiaries into European markets, and the commencement of sales of VoiceSelect systems to customers outside the U.S. and Europe.

     The Company's system sales are dependent upon continued orders by existing customers, orders from new customers, and development of new products. There can be no assurance that the Company will be able to increase or maintain its market share in the future or to sustain recent growth rates.

     Service revenues increased $8,440,000, or 57.3%, due primarily to increased managed services revenues. Managed services revenues, consisting of revenues from Consumer Tips, Person-to-Person and 900 Voice Personals, increased 161.1%, from $3,548,000 to $9,265,000, due to an expanding customer base and a larger number of end users. Service contract and repair revenues increased 35.4%, from $6,448,000 to $8,730,000, due to the Company's emphasis on expanding its base of customers who subscribe to quarterly or annual maintenance contracts. Information services and other service revenues increased from $4,742,000 to $5,114,000, or 7.8%, due to an increase in the Company's customer base.

     Cost of system sales increased $4,481,000, or 30.5%, while decreasing as a percentage of system sales from 45.7% to 44.4%. The increase in actual costs was due to an increase in the number of systems shipped, while the decrease as a percentage of system sales was due to the efficiencies gained as a result of the consolidation of manufacturing operations associated with the merger of the Company and Perception Technology in 1993, and a larger base over which to spread fixed manufacturing overhead costs.

     Although system margins increased during 1994, the Company generally believes that system margins will decline over the long-term, as price competition increases among companies selling similar systems, and manufacturing efficiencies are not adequate to offset the impact of selling price decreases. The Company is unable to predict either the extent or the timing of the anticipated decline in margins.

     Cost of sales of service revenues increased $6,383,000, or 72.5%, and increased as a percentage of service revenues from 59.8% to 65.5%. The increase in actual costs was due to an increase in variable costs--such as telephone transmission costs and revenue sharing payments to customers--associated with increased managed services revenues. The increase as a percentage of service revenues was due to the lower margins associated with managed services compared to service contract and repair revenue and information services.

     Operating expenses, consisting of research and engineering and selling, general and administrative expenses, increased 19.0%, from $21,076,000 to $25,077,000.

     Research and engineering expenses increased $558,000, or 10.5%. The Company believes that a commitment to new product development is crucial to the Company's success and expects research and engineering expenses to increase in actual dollars. As a percentage of total revenues, operating expenses decreased from 45.0% to 37.8%, due to a larger revenue base over which to spread the fixed costs of sales and support.

     Selling, general and administrative expenses increased $3,443,000, or 21.8%, due primarily to the addition of staff necessary for the delivery and support of the Company's increased sales. The Company believes that additional selling, general and administrative expenses will be required to maintain its competitive position, and to expand into new markets. It is anticipated that these expenses will increase in actual dollars, and could increase as a percentage of revenues.

     Other income increased by $93,000, or 24.7%, due primarily to a gain on the sale of fixed assets. Interest income, the primary component of other income, remained relatively constant as higher yields on funds invested were offset by the lower average balance of funds invested during the period.

     The provision for income taxes was 24.2% in 1994. The variance in the effective income tax rate from the United States statutory rate in 1994 was due principally to the utilization of net operating loss and credit carryforwards acquired through the merger with Perception Technology, and a reduction in the deferred tax valuation reserve, partially offset by higher tax rates in the United Kingdom and Germany.

     1993 COMPARED TO 1992. Total revenues increased $11,258,000, or 31.6%, compared to the same period in 1992. This improvement was due to increases in service revenues and international and domestic system sales.

     Domestic system sales increased 29.9%, from $17,134,000 to $22,255,000. General purpose voice response system sales increased from $10,046,000 to $15,742,000, or 56.7%, primarily because of sales of VoiceSelect. The increase was partially offset by a decrease in electronic publishing system sales of 8.1%, from $7,088,000 to $6,513,000, due to soft demand by media customers.

     International system sales increased 9.1%, from $9,039,000 to $9,864,000. International system sales by the Company's United States-based sales force increased 5.2%, from $2,412,000 to $2,537,000, due to the expansion of the Company's customer base. Sales by Brite Voice Systems Group, Limited ("BVSGL"), a foreign subsidiary, increased 3.7%, from $6,627,000 to $6,875,000, due to increased VM2000 sales. Another foreign subsidiary, Brite Voice Systems S.p.A. ("BVS SpA"), contributed first time sales of $452,000 during the fourth quarter of 1993.

     Service revenues increased $5,312,000, or 56.4%. The Company attributes this improvement primarily to an increase in managed services revenues of $3,341,000, from $207,000 to $3,548,000. These services did not begin producing significant revenues until the second half of 1992 and have increased in each successive quarter. Also contributing to the improvement were increases in service contract and repair revenues of 25.8%, from $5,127,000 to $6,448,000, and information services and other revenues of 15.9%, from $4,092,000 to $4,742,000, primarily due to the expansion of the Company's customer base.

     Cost of system sales increased $2,086,000, or 16.6%, while decreasing as a percentage of system sales from 48.1% to 45.7%. The increase in actual costs was due to an increase in the number of systems shipped, while the decrease as a percentage of system sales was due to a larger base over which to spread fixed manufacturing overhead costs, and the reduction of costs associated with the consolidation of manufacturing operations in connection with the merger of the Company and Perception Technology Corporation discussed below.

     Cost of sales of service revenues increased $2,795,000, or 46.5%. As a percentage of service revenues, cost of sales decreased from 63.8% to 59.8%.
The increase in actual costs was due to an increase in variable costs associated with increased managed services revenues. The decrease in percentage of service revenues was due to the larger revenue base over which to spread the fixed costs of managed services and information services operations.

     Operating expenses increased 2.9%, from $20,488,000 to $21,076,000. Expenses for 1992 included $678,000 in restructuring charges. The charge consisted primarily of severance costs due to the reduction in size of the Company's domestic staff, the transfer of a division from Canada to Massachusetts, and the settlement of certain consulting contracts.

     Excluding the restructuring charge discussed above, operating expenses increased $1,266,000, or 6.4%, due to a number of factors. Research and engineering expenses increased $560,000, or 11.8%, principally due to staff increases during the year. Commission and incentive compensation expense increased $514,000, or 33.0%, due to increased sales. BVS SpA's operating expenses increased $213,000, from $47,000 to $260,000, due to the accelerated development of the Company's opportunities overseas. As a percentage of total revenues, operating expenses decreased from 55.7% to 45.0%, due to a larger revenue base over which to spread the fixed costs of sales and support.

     Effective July 30, 1993, the Company consummated its merger with Perception Technology Corporation. Pursuant to the Agreement and Plan of Reorganization and Merger dated April 28, 1993, Perception was merged into the Company in a transaction involving the issuance of approximately 3,373,800 shares of Brite's common stock in conversion of all outstanding shares of Perception common stock. In connection with the merger, the Company recognized a nonrecurring charge of $4,600,000. The charge included expenses incurred or reasonably estimated that are specific to the merger, consisting primarily of fees to financial advisors, attorneys and accountants, and costs of integrating operations.

     Other income decreased by $231,000, or 38.0%. Other income in 1992 included a $200,000 write-down related to a venture in which the Company owned an interest. With this charge removed, other income decreased by $431,000, or 53.3%. The primary component of other income is interest income which decreased due to lower yields on funds invested and a lower average balance of funds invested.

     The provision for income taxes was 1.9% in 1993, compared to a credit for income taxes of 31.1% in 1992. The variance in the effective income tax rate from the United States statutory rate in 1993 was due to a combination of factors, primarily the non-deductibility of certain merger costs and the inability to utilize the entire operating loss in prior years because of alternative minimum tax limitations. In addition, the rate for 1993 was affected by higher tax rates in the United Kingdom and Germany and the inability to utilize the operating loss incurred in Italy. In 1992, the variance was due to the higher rates in the United Kingdom and Germany compared to the credit received for carryback of United States losses.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1994, the Company had a current ratio of 2.9 to 1, and working capital of $24,169,000, compared to a current ratio of 3.2 to 1 and working capital of $20,038,000 at December 31, 1993. Cash and cash equivalents and temporary investments were $9,452,000 at December 31, 1994, compared to $8,785,000 at December 31, 1993. Total working capital increased due to 1994 earnings.

     Although accounts receivable and inventory increased significantly during 1994, on a percentage basis, sales increases were larger. The Company believes the increase in each of these areas to be in line with the business growth experienced in 1994.

     These increases were funded by increases in accounts payable and other current liabilities. The Company believes receivables and inventory will remain at these higher levels but anticipates that increased trade accounts payable will continue to offset the increases and working capital will not be significantly affected.

     In December 1994, the Company paid off the City of Wichita industrial revenue bonds, which financed the Company's headquarters building. As of December 31, 1994, the Company had no short-term or long-term debt.

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

     International sales have increased in each of the last three years, and are anticipated to continue to increase during future periods. International sales are subject to a number of risks, including compliance with special national telecommunications standards and regulatory requirements, longer payment cycles, greater difficulty in accounts receivable collections and potentially adverse tax consequences. There can be no assurance that these factors will not have a material adverse impact on the Company's future international sales or operating results.

     The majority of the Company's international sales are made in U.S. dollars, or in the functional currency of one of the Company's foreign subsidiaries. Accordingly, the Company does not have a material risk to its results of operations due to fluctuating exchange rates. The Company does, however, have a foreign exchange risk to its net investment in its foreign subsidiaries of $4,046,000 as of December 31, 1994. Historically, the Company has not hedged this foreign exchange risk because it considers its investment in its foreign subsidiaries as a long-term investment and, therefore, short-term fluctuations in foreign exchange rates will not have a material impact on the Company's liquidity or capital resources.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            Page
                                                                            ----

Reports of Independent Public Accountants. . . . . . . . . . . . . . . . .    8

Consolidated Balance Sheets as of December 31, 1994 and 1993 . . . . . . .   10

Consolidated Statements of Operations for the Years Ended
 December 31, 1994, 1993 and 1992. . . . . . . . . . . . . . . . . . . . .   12

Consolidated Statements of Changes in Stockholders' Equity for the
 Years Ended December 31, 1994, 1993 and 1992. . . . . . . . . . . . . . .   13

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 1994, 1993 and 1992. . . . . . . . . . . . . . . . . . . . .   14

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .   15


Supplemental Schedules:

Schedule II -- Valuation and Qualifying Accounts . . . . . . . . . . . . .   26


Note: Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statements or notes thereto.

                               ARTHUR ANDERSEN LLP


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS








To the Board of Directors
of Brite Voice Systems, Inc.:

We have audited the accompanying consolidated balance sheet of Brite Voice Systems, Inc., (a Kansas corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brite Voice Systems, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commissions rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                   /s/ Arthur Andersen LLP


Kansas City, Missouri,
  February 3, 1995

                         INDEPENDENT ACCOUNTANTS' REPORT




Board of Directors
Brite Voice Systems, Inc.
Wichita, Kansas



     We have audited the consolidated statements of income, retained earnings and cash flows of BRITE VOICE SYSTEMS, INC. for the year ended December 31, 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Perception Technology Corporation, a company which was pooled with BRITE VOICE SYSTEMS, INC. during 1993, as explained in Note 1 to the consolidated financial statements. The financial statements of Perception Technology Corporation for the year ended October 3, 1992, are included in the 1992 financial statements and include total revenues of $18,085,000. Those statements were audited by other accountants whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Perception Technology Corporation, is based solely on the report of the other accountants.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit and the report of the other accountants provide a reasonable basis for our opinion.

     In our opinion, based on our audit and the report of other accountants, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of BRITE VOICE SYSTEMS, INC. for the year ended December 31, 1992, in conformity with generally accepted accounting principles.

               /s/ Baird, Kurtz & Dobson



Wichita, Kansas

January 29, 1993, except for the effects of restatement as described in Note 1 as to which the date is February 7, 1994.

                            BRITE VOICE SYSTEMS, INC.

                                   -----------

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1993

                                     ASSETS
                                     ------

                                                       1994            1993
                                                    -----------     -----------
CURRENT ASSETS
 Cash and cash equivalents . . . . . . . . . . . .  $ 4,251,000     $ 3,168,000
 Temporary investments (at cost which
  approximates market) (Note 1). . . . . . . . . .    5,201,000       5,617,000
 Accounts receivable, less allowance for
  doubtful accounts:  1994 - $844,000,
  1993 - $453,000. . . . . . . . . . . . . . . . .   17,132,000      12,188,000
 Inventories (Note 3). . . . . . . . . . . . . . .    8,263,000       6,570,000
 Prepaid expenses and other. . . . . . . . . . . .    1,883,000       1,473,000
                                                    -----------     -----------

    Total Current Assets . . . . . . . . . . . . .   36,730,000      29,016,000
                                                    -----------     -----------



PROPERTY AND EQUIPMENT
 Land and building (Note 6). . . . . . . . . . . .    3,074,000       3,074,000
 Furniture and equipment . . . . . . . . . . . . .   14,469,000      10,967,000
                                                    -----------     -----------

                                                     17,543,000      14,041,000

 Less accumulated depreciation . . . . . . . . . .   (8,419,000)     (6,490,000)
                                                    -----------     -----------

                                                      9,124,000       7,551,000
                                                    -----------     -----------

INVESTMENT IN SALES TYPE LEASES. . . . . . . . . .      711,000         211,000
                                                    -----------     -----------

OTHER ASSETS (Note 2). . . . . . . . . . . . . . .    1,873,000       1,849,000
                                                    -----------     -----------


  TOTAL ASSETS . . . . . . . . . . . . . . . . . .  $48,438,000     $38,627,000
                                                    -----------     -----------
                                                    -----------     -----------


                        See Notes to Financial Statements

                            BRITE VOICE SYSTEMS, INC.

                                  -------------

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1993

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                1994              1993
                                                            ------------       -----------
CURRENT LIABILITIES
 Current maturities of long-term debt (Note 6) . . . . . .  $         --       $   225,000
 Accounts payable. . . . . . . . . . . . . . . . . . . . .     6,211,000         3,890,000
 Accrued salaries and wages. . . . . . . . . . . . . . . .     1,941,000         1,478,000
 Other accrued expenses. . . . . . . . . . . . . . . . . .     2,347,000         2,235,000
 Deferred revenue. . . . . . . . . . . . . . . . . . . . .     1,287,000           810,000
 Customer deposits . . . . . . . . . . . . . . . . . . . .       775,000           340,000
                                                            ------------       -----------

  Total Current Liabilities. . . . . . . . . . . . . . . .    12,561,000         8,978,000
                                                            ------------       -----------

LONG-TERM DEBT (Note 6)  . . . . . . . . . . . . . . . . .            --           830,000
                                                            ------------       -----------

DEFERRED INCOME TAXES (Note 5) . . . . . . . . . . . . . .       138,000           116,000
                                                            ------------       -----------

COMMITMENTS AND CONTINGENCIES (Notes
 4 and 9). . . . . . . . . . . . . . . . . . . . . . . . .            --                --

STOCKHOLDERS' EQUITY (Note 7)
 Preferred stock, no par value; authorized
  10,000,000 shares; none outstanding. . . . . . . . . . .            --                --
 Common stock, no par value; authorized
  30,000,000 shares; outstanding 1994-
  7,923,798 shares; 1993-7,679,392 shares. . . . . . . . .    33,271,000        32,033,000
 Retained earnings (accumulated deficit) . . . . . . . . .     2,683,000        (2,886,000)
 Foreign currency translation adjustment . . . . . . . . .      (215,000)         (444,000)
                                                            ------------       -----------

  Total Stockholders' Equity . . . . . . . . . . . . . . .    35,739,000        28,703,000
                                                            ------------       -----------

  TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . .  $ 48,438,000       $38,627,000
                                                            ------------       -----------
                                                            ------------       -----------

                        See Notes to Financial Statements

                            BRITE VOICE SYSTEMS, INC.

                                   -----------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                      1994          1993          1992
                                   -----------   -----------   -----------
REVENUES
 System sales. . . . . . . . . . . $43,126,000   $32,119,000   $26,173,000
 Service revenues. . . . . . . . .  23,178,000    14,738,000     9,426,000
                                   -----------   -----------   -----------

                                    66,304,000    46,857,000    35,599,000
                                   -----------   -----------   -----------

COSTS AND EXPENSES
 Cost of sales:
  System . . . . . . . . . . . . .  19,158,000    14,677,000    12,591,000
  Service. . . . . . . . . . . . .  15,191,000     8,808,000     6,013,000
 Research and engineering. . . . .   5,856,000     5,298,000     4,857,000
 Selling, general and
  administrative . . . . . . . . .  19,221,000    15,778,000    15,631,000
 Merger costs (Note 1) . . . . . .          --     4,600,000            --
                                   -----------   -----------   -----------

                                    59,426,000    49,161,000    39,092,000
                                   -----------   -----------   -----------

INCOME (LOSS) FROM
 OPERATIONS. . . . . . . . . . . .   6,878,000    (2,304,000)   (3,493,000)
                                   -----------   -----------   -----------


OTHER INCOME (EXPENSE)
 Interest income . . . . . . . . .     439,000       426,000       744,000
 Interest expense. . . . . . . . .    (121,000)     (121,000)     (143,000)
 Other . . . . . . . . . . . . . .     152,000        72,000         7,000
                                   -----------   -----------   -----------

                                       470,000       377,000       608,000
                                   -----------   -----------   -----------

INCOME (LOSS) BEFORE
 INCOME TAXES. . . . . . . . . . .   7,348,000    (1,927,000)   (2,885,000)
INCOME TAX PROVISION
 (BENEFIT) (Note 5). . . . . . . .   1,779,000        36,000      (898,000)
                                   -----------   -----------   -----------

NET INCOME (LOSS). . . . . . . . . $ 5,569,000   $(1,963,000)  $(1,987,000)
                                   -----------   -----------   -----------
                                   -----------   -----------   -----------

EARNINGS (LOSS) PER SHARE. . . . . $       .68   $      (.25)  $      (.26)
                                   -----------   -----------   -----------
                                   -----------   -----------   -----------


                        See Notes to Financial Statements

                            BRITE VOICE SYSTEMS, INC.

                                   -----------

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                                Retained      Foreign
                                                                Earnings     Currency
                                     Common       Treasury    (Accumulated  Translation
                                      Stock         Stock       Deficit)    Adjustment      Total
                                   ------------  -----------   -----------  ----------  ------------
Balance, December 31, 1991 . . .   $ 34,318,000  $(2,810,000)  $ 1,156,000  $  160,000  $ 32,824,000

 Net loss. . . . . . . . . . . .             --           --    (1,987,000)         --    (1,987,000)
 Sale of common stock. . . . . .         54,000           --            --          --        54,000
 Non-qualified stock option
  compensation . . . . . . . . .          4,000           --            --          --         4,000
 Foreign currency
  translation adjustment . . . .             --           --            --    (517,000)     (517,000)
                                   ------------  -----------   -----------  ----------  ------------

Balance, December 31, 1992 . . .     34,376,000   (2,810,000)     (831,000)   (357,000)   30,378,000

 Net loss. . . . . . . . . . . .             --           --    (1,963,000)         --    (1,963,000)
 Retirement of treasury
  stock. . . . . . . . . . . . .     (2,810,000)   2,810,000            --          --           -0-
 Adjustments to conform
  fiscal year of Perception
  Technology (Note 1). . . . . .         21,000           --       (92,000)         --       (71,000)
 Sale of common stock. . . . . .        442,000           --            --          --       442,000
 Non-qualified stock option
  compensation . . . . . . . . .          4,000           --            --          --         4,000
 Foreign currency
  translation adjustment . . . .             --           --            --     (87,000)      (87,000)
                                   ------------  -----------   -----------  ----------  ------------

Balance, December 31, 1993 . . .     32,033,000          -0-    (2,886,000)   (444,000)   28,703,000

 Net income. . . . . . . . . . .             --           --     5,569,000          --     5,569,000
 Sale of common stock. . . . . .        847,000           --            --          --       847,000
 Non-qualified stock option
  compensation . . . . . . . . .          6,000           --            --          --         6,000
 Tax benefit of stock option
  transactions . . . . . . . . .        385,000           --            --          --       385,000
 Foreign currency
  translation adjustment . . . .             --           --            --     229,000       229,000
                                   ------------  -----------   -----------  ----------  ------------

Balance, December 31, 1994 . . .   $ 33,271,000  $       -0-   $ 2,683,000  $ (215,000) $ 35,739,000
                                   ------------  -----------   -----------  ----------  ------------
                                   ------------  -----------   -----------  ----------  ------------

                        See Notes to Financial Statements

                            BRITE VOICE SYSTEMS, INC.

                                   ----------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                   1994           1993            1992
                                                -----------    -----------     -----------
CASH FLOWS FROM OPERATING
ACTIVITIES
 Net income (loss) . . . . . . . . . . . . . .  $ 5,569,000    $(1,963,000)    $(1,987,000)
 Adjustment to conform fiscal year of
  Perception Technology (Note 1) . . . . . . .           --       (209,000)             --
 Items not requiring (providing) cash:
  Depreciation and amortization. . . . . . . .    2,575,000      1,841,000       1,826,000
  (Gain) loss on disposition of assets . . . .     (109,000)       263,000         207,000
  Non-qualified stock option
    compensation . . . . . . . . . . . . . . .        6,000          4,000           4,000
 Changes in:
  Accounts receivable. . . . . . . . . . . . .   (4,944,000)    (3,466,000)        674,000
  Inventories. . . . . . . . . . . . . . . . .   (1,693,000)      (923,000)       (538,000)
  Accounts payable and accrued expenses. . . .    2,927,000      2,861,000         (74,000)
  Other current assets and liabilities . . . .      378,000      1,028,000        (919,000)
                                                -----------    -----------     -----------
   Net cash provided by (used in)
    operating activities . . . . . . . . . . .    4,709,000       (564,000)       (807,000)
                                                -----------    -----------     -----------
CASH FLOWS FROM INVESTING
ACTIVITIES
 Purchase of property and equipment. . . . . .   (3,833,000)    (2,172,000)     (1,706,000)
 Proceeds from maturity of temporary
  investments. . . . . . . . . . . . . . . . .   15,067,000     11,205,000      15,310,000
 Purchase of temporary investments . . . . . .  (14,651,000)    (7,051,000)    (14,065,000)
 Proceeds from sale of property. . . . . . . .      228,000             --              --
 Increase in other assets. . . . . . . . . . .     (458,000)      (899,000)       (965,000)
                                                -----------    -----------     -----------
   Net cash provided by (used in)
    investing activities . . . . . . . . . . .   (3,647,000)     1,083,000      (1,426,000)
                                                -----------    -----------     -----------
CASH FLOWS FROM FINANCING
ACTIVITIES
 Issuance of common stock. . . . . . . . . . .      147,000         20,000          32,000
 Exercise of stock options . . . . . . . . . .      700,000        422,000          21,000
 Principal payments on debt. . . . . . . . . .   (1,055,000)      (200,000)       (185,000)

                                                -----------    -----------     -----------
   Net cash provided by (used in)
    financing activities . . . . . . . . . . .     (208,000)       242,000        (132,000)
                                                -----------    -----------     -----------
EFFECT OF EXCHANGE RATE CHANGES
ON CASH. . . . . . . . . . . . . . . . . . . .      229,000             --        (291,000)
                                                -----------    -----------     -----------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS . . . . . . . . . . . . . . .    1,083,000        761,000      (2,656,000)
CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR. . . . . . . . . . . . . . .    3,168,000      2,407,000       5,063,000
                                                -----------    -----------     -----------
CASH AND CASH EQUIVALENTS,
END OF YEAR. . . . . . . . . . . . . . . . . .  $ 4,251,000    $ 3,168,000     $ 2,407,000
                                                -----------    -----------     -----------
                                                -----------    -----------     -----------

                        See Notes to Financial Statements

                            BRITE VOICE SYSTEMS, INC.

                                   -----------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS AND PRINCIPLES OF CONSOLIDATION. The Company designs, integrates, assembles, markets and supports audiotex, interactive voice response and voice messaging systems. The Company also provides market-specific voice processing and electronic information services.

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

     On July 30, 1993, the Company issued approximately 3,373,800 shares of its common stock for all of the outstanding common stock of Perception Technology Corporation ("Perception"), a company engaged in the design, manufacture and marketing of voice processing communication systems. The merger has been accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to the acquisition to include the results of operations, financial position and cash flows of Perception.

     The consolidated financial statements have been restated to include Perception's results for the seven months ended July 30, 1993 and the twelve months ended October 3, 1992. Effective October 4, 1992, Perception's fiscal year-end was changed from September to December 31 to conform to the Company's year-end. Accordingly, Perception's operations for the three months ended January 2, 1993, including net sales of $4,540,000 and net loss of $92,000, have been excluded from the combined results and have been reported as an adjustment to consolidated retained earnings.

     Net sales and net income (loss) prior to the combination are as follows:


                                   Seven Months Ended
                                      July 30, 1993             Year Ended
                                       (Unaudited)           December 31, 1992
                               ---------------------------------------------------
                                   Net                        Net
                                Operating        Net       Operating        Net
                                Revenues       (Loss)      Revenues       (Loss)
- ----------------------------------------------------------------------------------
Brite Voice Systems, Inc.. . . $12,787,000  $(3,554,000)  $17,514,000  $(1,609,000)
Perception . . . . . . . . . .  11,541,000     (395,000)   18,085,000     (408,000)
Adjustments. . . . . . . . . .          --      (33,000)           --       30,000
                               -----------  -----------   -----------  -----------

                               $24,328,000  $(3,982,000)  $35,599,000  $(1,987,000)
                               -----------  -----------   -----------  -----------
                               -----------  -----------   -----------  -----------

     The adjustments were made to conform the accounting principles used to account for income taxes of the companies.

                            BRITE VOICE SYSTEMS, INC.

                                   -----------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


     Merger expenses of $4,600,000 were charged to expense during 1993. These merger costs represent legal and other professional fees and principally, severance payments, settlement agreements and other costs associated with the integration of operations.

     INVENTORIES. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method and includes the cost of materials, direct labor and manufacturing overhead. Provision is made for obsolete or slow moving items where appropriate.

     PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to 10 years for furniture and equipment to 35 years for buildings and improvements.

     RESEARCH AND ENGINEERING. Costs associated with internal development of new products or enhancements of existing products are expensed as incurred because the marketability of such products is not determinable until substantially all the costs are incurred.

     REVENUE RECOGNITION. Revenues from the sale of systems generally are recognized upon shipment. Revenues from service or audio information contracts for installed systems are recognized ratably over the service period.

     The American Institute of Certified Public Accountants issued Statement of Position 91-1, "Software Revenue Recognition," which standardizes the accounting for sales of software and related post-contract customer support. The Company first applied the new statement during the fiscal year ended December 31, 1992.

     CREDIT RISK. The Company extends unsecured credit to customers throughout the United States and in certain foreign countries.

     INCOME TAXES. The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," during 1992. Statement 109 requires recognition of deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns. (See Note 5)

     CASH EQUIVALENTS. All liquid investments with original maturities of three months or less are considered to be cash equivalents. At December 31, 1994 and 1993, cash equivalents consisted of time deposits.

     FOREIGN CURRENCY TRANSLATION ADJUSTMENT. Financial statements of the Company's foreign subsidiaries have been translated into U.S. dollars at current and average exchange rates in accordance with Statement of Financial Accounting Standards No. 52. Resulting translation adjustments are recorded as a separate component of stockholders' equity. Any transaction gains or losses are included in the Consolidated Statements of Operations.

                            BRITE VOICE SYSTEMS, INC.

                                   -----------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


     EARNINGS PER SHARE. Earnings per share amounts are computed using the weighted average number of shares outstanding of 8,195,000, 7,737,000 and 7,534,000, for the years ended December 31, 1994, 1993 and 1992, respectively. All options are considered to be common stock equivalents but are only included in the weighted average to the extent that they are dilutive.

     NEW ACCOUNTING PRONOUNCEMENTS. The Financial Accounting Standards Board has issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The Company does not provide postretirement or postemployment benefits to its employees. Accordingly, these pronouncements will not have a material impact on the Company's financial position or results of operations.

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in the first quarter of 1994. Under the provisions of this pronouncement, the Company is required to classify debt and equity securities into specific categories and present them in the financial statements under the guidelines established for each category.

     At December 31, 1994 and 1993, all investments in debt securities were classified as held-to-maturity because the Company had the positive intent and ability to hold the securities to maturity. The securities had short-term maturities, were presented at amortized cost, and had an aggregate fair value which approximated cost.


NOTE 2:   OTHER ASSETS

     Other Assets consist of the following:


                                                     1994           1993
            ---------------------------------------------------------------
            Prepaid royalties. . . . . . . . .    $1,250,000     $1,125,000
            Goodwill and other . . . . . . . .     1,255,000        922,000
                                                  ----------     ----------
                                                   2,505,000      2,047,000
            Accumulated amortization . . . . .      (632,000)      (198,000)
                                                  ----------     ----------

                                                  $1,873,000     $1,849,000
                                                  ----------     ----------
                                                  ----------     ----------

                            BRITE VOICE SYSTEMS, INC.

                                   -----------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


     In September 1992, the Company licensed certain patented technology for the provision of electronic classified services. Under the terms of its agreement, the Company is required to pay a royalty based upon the cumulative operating profits generated from the Company's utilization of this technology. As of December 31, 1994, the Company had not recorded a cumulative operating profit. The Company has advanced $1,250,000 as pre-paid royalties, and is amortizing these royalties over a five-year period under the straight-line method. This life represents management's best estimate of the recovery period of the prepayments. The agreement contains minimum annual royalty requirements for the Company to maintain its exclusivity and to continue to market the system, regardless of the achievement of a cumulative operating profit. Payments under the minimum royalty arrangement are expensed as incurred.

     Goodwill and other intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets or the specific contract term, which range from three to 10 years. Amortization expense was $434,000 in 1994 and $203,000 in 1993.


NOTE 3:   INVENTORIES

     Inventories consist of the following:


                                       1994         1993
          --------------------------------------------------
          Purchased parts. . . . .  $ 2,677,000  $ 1,930,000
          Work in progress . . . .    2,383,000    2,000,000
          Finished goods . . . . .    3,203,000    2,640,000
                                    -----------  -----------

                                    $ 8,263,000  $ 6,570,000
                                    -----------  -----------
                                    -----------  -----------



NOTE 4:   LEASES

     The Company leases office space and various equipment under noncancelable agreements expiring through 1999. Future minimum rental payments under these operating leases are as follows:

          1995 . . . . . . . . . . . . . . .     $   935,000
          1996 . . . . . . . . . . . . . . .         928,000
          1997 . . . . . . . . . . . . . . .         742,000
          1998 . . . . . . . . . . . . . . .         283,000
          1999 . . . . . . . . . . . . . . .         188,000
                                                 -----------
                                                 $ 3,076,000
                                                 -----------
                                                 -----------

     Rent expense under the above agreements was $681,000, $561,000 and $366,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

                            BRITE VOICE SYSTEMS, INC.

                                   -----------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


NOTE 5:   INCOME TAXES

     The income tax provision (benefit) includes the following:


Year Ended December 31,                 1994           1993           1992
- ------------------------------------------------------------------------------
Taxes currently payable:
 Federal . . . . . . . . . . . . .   $ 1,530,000   $  (162,000)  $ (1,285,000)
 State . . . . . . . . . . . . . .       150,000            --          7,000
 Foreign . . . . . . . . . . . . .       449,000       198,000        380,000
Deferred taxes . . . . . . . . . .      (350,000)           --             --
                                     -----------   -----------   ------------

                                     $ 1,779,000   $    36,000   $   (898,000)
                                     -----------   -----------   ------------
                                     -----------   -----------   ------------

     United States income taxes have not been provided on the cumulative undistributed earnings of its foreign subsidiaries amounting to $1,835,000 at December 31, 1994. It is intended that these earnings will be permanently invested in operations outside the United States. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

     A reconciliation of income tax expense at the statutory rate to income tax expense at the Company's effective rate is as follows:


Year Ended December 31,                          1994            1993            1992
- -----------------------------------------------------------------------------------------
Tax expense (benefit) at
 the statutory rate. . . . . . . . . . . . .  $ 2,498,000   $   (655,000)   $   (981,000)
Effect of foreign tax rates. . . . . . . . .       28,000         78,000          52,000
Losses providing no current
 benefit . . . . . . . . . . . . . . . . . .       49,000        775,000         252,000
Increase (decrease) in taxes
 resulting from:
   Disqualifying dispositions. . . . . . . .           --       (280,000)             --
   Merger costs. . . . . . . . . . . . . . .           --        104,000              --
   State income taxes, net of
     federal benefit . . . . . . . . . . . .      197,000             --           7,000
   Foreign sales corporation
     benefit . . . . . . . . . . . . . . . .     (112,000)       (21,000)             --
   Liquidation of foreign subsidiary . . . .           --             --        (123,000)
   Utilization of net operating
     loss carryforward . . . . . . . . . . .     (456,000)            --              --
   Utilization of credit carryforwards . . .     (276,000)            --              --
   Reduction of valuation allowance. . . . .     (350,000)            --              --
   Other permanent differences . . . . . . .      201,000         35,000        (105,000)
                                              -----------   ------------    ------------
                                              $ 1,779,000   $     36,000    $   (898,000)
                                              -----------   ------------    ------------
                                              -----------   ------------    ------------

                            BRITE VOICE SYSTEMS, INC.

                                   -----------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


     Deferred taxes are determined based on the estimated future tax effect of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Deferred taxes consist of the following:


                                                         1994         1993
- ----------------------------------------------------------------------------
Current deferred taxes
 Gross assets. . . . . . . . . . . . . . . . . . .   $  488,000   $  116,000
 Gross liabilities . . . . . . . . . . . . . . . .           --           --
                                                     ----------   ----------

                                                     $  488,000   $  116,000
                                                     ----------   ----------
                                                     ----------   ----------

Noncurrent deferred taxes
 Gross assets. . . . . . . . . . . . . . . . . . .   $  164,000   $  240,000
 Gross liabilities . . . . . . . . . . . . . . . .     (302,000)    (356,000)
                                                     ----------   ----------

                                                     $ (138,000)  $ (116,000)
                                                     ----------   ----------
                                                     ----------   ----------

     The tax effect of significant temporary differences representing deferred tax assets and liabilities is as follows:

                                                        1994         1993
- -----------------------------------------------------------------------------
Federal regular tax operating loss, research and
 development credit, investment tax
 credit and alternative minimum tax credit
 carryforwards . . . . . . . . . . . . . . . . . .  $ 1,688,000  $  2,386,000
Merger costs . . . . . . . . . . . . . . . . . . .       96,000       504,000
Depreciation . . . . . . . . . . . . . . . . . . .     (302,000)     (356,000)
Inventory obsolescence reserve . . . . . . . . . .      223,000       264,000
Allowance for doubtful accounts. . . . . . . . . .      266,000       187,000
Accrued vacation pay . . . . . . . . . . . . . . .      241,000       172,000
Other, net . . . . . . . . . . . . . . . . . . . .      318,000       274,000
                                                    -----------  ------------

                                                    $ 2,530,000  $  3,431,000

Valuation allowance. . . . . . . . . . . . . . . .   (2,180,000)   (3,431,000)
                                                    -----------  ------------

Net deferred taxes . . . . . . . . . . . . . . . .  $   350,000  $        -0-
                                                    -----------  ------------
                                                    -----------  ------------

     A valuation allowance is provided to the extent realization of the deferred tax assets are dependent on taxable income (exclusive of reversing temporary differences) in future years. A net deferred tax asset was recognized in the current year to the extent existing non-deductible temporary differences could be carried back to reduce current-year income tax.

                            BRITE VOICE SYSTEMS, INC.

                                   -----------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


     At December 31, 1994, the Company has loss and credit carryforwards available for tax purposes as follows:

                                                                  EXPIRATION
                                                      AMOUNT         DATE
                                                   -----------    ----------
Federal regular tax carryforwards acquired through
 business combinations:

 Operating losses. . . . . . . . . . . . . . . .   $ 2,511,000       2008
 Research and development credits. . . . . . . .       380,000       2008
 Investment tax credits. . . . . . . . . . . . .        60,000       2003

Federal regular tax carryforwards:

 Research and development credits. . . . . . . .   $     8,000       2008
 Capital loss. . . . . . . . . . . . . . . . . .        98,000       2007

Federal AMT credit carryforwards . . . . . . . .   $   160,000       2008


NOTE 6:   LONG-TERM DEBT

     The Company occupies a building financed through the proceeds from industrial revenue bonds issued by the City of Wichita, Kansas. The Company paid the bonds in full in December 1994.


NOTE 7:   STOCKHOLDERS' EQUITY

     STOCK PURCHASE PLAN. In March 1994, the Board of Directors approved the Brite Voice Systems 1994 Employee Stock Purchase Plan (the "Plan"). The Plan was approved and adopted at the Annual Meeting of Stockholders held on May 10, 1994. Under the Plan, up to 200,000 shares of common stock of the Company may be sold to employees. Eligible employees may authorize payroll deductions of up to 10 percent of their compensation to purchase shares at the lower of 85 percent of the fair market value of the common stock as of the date of grant (first day of an offering period) or the last day of the six-month offering period. The semi-annual offerings commenced on July 1, 1994 and will terminate on July 1, 1999. No employee may purchase shares under the Plan, in any one year, having a fair market value on the offering date of more than $25,000, nor may an employee purchase more than 500 shares in any offering period. On December 31, 1994, 15,907 shares were purchased at $9.24 and 184,093 shares were reserved for issuance under the Plan.

                            BRITE VOICE SYSTEMS, INC.

                                   -----------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


     STOCK OPTIONS. In March 1994, the Board of Directors approved the Brite Voice Systems 1994 Stock Option Plan (the "1994 Option Plan") which was also approved and adopted at the Annual Meeting of Stockholders on May 10, 1994. A maximum of 1,000,000 shares of common stock may be issued under the 1994 Option Plan. Options are granted by the Board of Directors at prices not less than fair market value as of the date of the grant, generally have a four-year vesting period and expire 10 years after the date of grant. At December 31, 1994, a total of 894,500 shares were available for future grants under the 1994 Option Plan.

     The Company's 1984 Incentive Stock Option Plan terminated on December 31, 1994, except as to unexercised options remaining outstanding.

     Information regarding outstanding qualified stock options is as follows:


                                                SHARES              PRICE
     --------------------------------------------------------------------------
     Outstanding at December 31, 1991. . . .   816,419         1.25   -   13.75
        Granted - 1992 . . . . . . . . . . .    60,750         2.50   -    3.25
        Exercised - 1992 . . . . . . . . . .   (16,700)        1.25
        Cancelled - 1992 . . . . . . . . . .   (58,425)        1.25   -   12.50
                                               -------
     Outstanding at December 31, 1992. . . .   802,044         1.25   -   13.75
        Granted - 1993 . . . . . . . . . . .   418,000         6.625  -    9.625
        Exercised - 1993 . . . . . . . . . .  (202,654)        1.25   -    6.375
        Cancelled - 1993 . . . . . . . . . .   (67,037)        1.25   -   12.50
                                               -------
     Outstanding at December 31, 1993. . . .   950,353         1.25   -   13.75
        Granted - 1994 . . . . . . . . . . .   105,500        10.125  -   16.50
        Exercised - 1994 . . . . . . . . . .  (213,249)        1.25   -   12.50
        Cancelled - 1994 . . . . . . . . . .   (78,425)        1.25   -   13.75
                                               -------
     Outstanding at December 31, 1994. . . .   764,179         1.25   -   16.50
                                               -------
                                               -------
     Exercisable at December 31, 1994. . . .   273,230         1.25   -   12.50


     The above table includes options to purchase Perception common stock granted under the Perception stock option plan which were assumed by the Company and converted to options to purchase shares of the Company's common stock in connection with the merger with Perception.

                            BRITE VOICE SYSTEMS, INC.

                                   -----------


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


     The Company has also granted non-qualified stock options that generally vest over a four-year period. Information regarding these non-qualified options is as follows:


                                                SHARES              PRICE
     --------------------------------------------------------------------------

     Outstanding at December 31, 1991. . . .    30,000                    2.25
        No activity in 1992. . . . . . . . .        --
                                               -------
     Outstanding at December 31, 1992. . . .    30,000                    2.25
        Granted - 1993 . . . . . . . . . . .   100,000                    5.875
        Exercised - 1993 . . . . . . . . . .   (10,049)                   2.25
                                               -------
     Outstanding at December 31, 1993. . . .   119,951        2.25   -    5.875
        Granted - 1994 . . . . . . . . . . .    25,000                   15.875
        Exercised - 1994 . . . . . . . . . .    (5,250)                   2.25
                                               -------
     Outstanding at December 31, 1994. . . .   139,701        2.25   -   15.875
                                               -------
                                               -------
     Exercisable at December 31, 1994. . . .    32,201        2.25   -   15.875



     The above table includes non-qualified options to purchase 30,000 shares of Perception common stock which were assumed by the Company and converted to options to purchase shares of the Company's common stock.

     The Company has a Non-Employee Director Stock Option Plan which provides for the granting of options to purchase up to 60,000 shares of common stock. Options under this plan are to be granted at prices not less than fair market value as of the date of the grant, and have a four-year vesting period. At December 31, 1994, there were options granted to purchase 40,000 shares of common stock at prices ranging from $5.00 to $8.75 per share. At December 31, 1994, 12,500 shares were exercisable. In connection with the merger, the Company assumed the outstanding options under Perception's Non-Employee Director Stock Option Plan, consisting of 4,000 shares at $10.125 per share, all of which were exercisable at December 31, 1994.


NOTE 8:   EMPLOYEE BENEFIT PLANS

     The Company sponsors defined contribution retirement plans which cover substantially all of its employees in the United States and the United Kingdom. Company contributions to the United Kingdom plan are based on the employee's age, while contributions to the United States plan are a percentage of employee contributions at rates determined by the Board of Directors of the Company. Company contributions to these plans were $410,000, $307,000 and $289,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

                            BRITE VOICE SYSTEMS, INC.

                                   -----------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


NOTE 9:   LEGAL PROCEEDINGS

     The Company is subject to claims and litigation from time to time arising in the normal operation of its business. Management believes that the ultimate resolution of any pending claim will not result in any material loss to the Company.


NOTE 10:  ADDITIONAL CASH FLOW INFORMATION


                                                1994                1993                1992
- ---------------------------------------------------------------------------------------------------
Interest paid. . . . . . . . . . . . . .    $   127,000         $   123,000         $   139,000
Income taxes paid (refunds
   received) . . . . . . . . . . . . . .      1,254,000            (460,000)           (106,000)


NOTE 11: FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     Operations for the years ended December 31, 1994, 1993 and 1992 are as follows:


                                                         1994                1993               1992
- ---------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers:
   United States . . . . . . . . . . . . . . . . .    $53,452,000         $38,972,000         $28,620,000
   Europe. . . . . . . . . . . . . . . . . . . . .     12,852,000           7,885,000           6,979,000
                                                      -----------         -----------         -----------
      Total. . . . . . . . . . . . . . . . . . . .    $66,304,000         $46,857,000         $35,599,000
                                                      -----------         -----------         -----------
                                                      -----------         -----------         -----------
Operating profit (loss):
   United States . . . . . . . . . . . . . . . . .     $5,691,000         $(2,724,000)        $(4,313,000)
   Europe. . . . . . . . . . . . . . . . . . . . .      1,187,000             420,000             820,000
                                                      -----------         -----------         -----------
      Total. . . . . . . . . . . . . . . . . . . .     $6,878,000         $(2,304,000)        $(3,493,000)
                                                      -----------         -----------         -----------
                                                      -----------         -----------         -----------
Identifiable assets:
   United States . . . . . . . . . . . . . . . . .    $44,091,000         $36,240,000         $36,058,000
   Europe. . . . . . . . . . . . . . . . . . . . .      8,862,000           5,616,000           4,350,000
   Adjustments/eliminations. . . . . . . . . . . .     (4,515,000)         (3,229,000)         (2,404,000)
                                                      -----------         -----------         -----------
      Total. . . . . . . . . . . . . . . . . . . .    $48,438,000         $38,627,000         $38,004,000
                                                      -----------         -----------         -----------
                                                      -----------         -----------         -----------
Export sales from United States,
   primarily to United Kingdom
   and Canada. . . . . . . . . . . . . . . . . . .     $2,827,000          $2,537,000          $2,762,000
                                                      -----------         -----------         -----------
                                                      -----------         -----------         -----------


NOTE 12:  RELATED PARTY TRANSACTIONS

     During the year ended December 31, 1994, approximately 4.4% of the Company's sales were to companies in which a member of the Company's Board of Directors serves as an officer. The amount due from these companies at December 31, 1994 was $359,000.

                            BRITE VOICE SYSTEMS, INC.

                                   -----------

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                DECEMBER 31, 1994


                                                  Balance at           Charged to                               Balance
                                                   beginning            costs and                              at end of
Description                                        of period             expense           Deductions            period
- -------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:

 Year ended December 31, 1994. . . . . . . .        $453,000            $548,000            $157,000            $844,000

 Year ended December 31, 1993. . . . . . . .        $252,000            $253,000             $37,000
   Adjustment to conform fiscal
   year of Perception (Note 1) . . . . . . .                             $47,000             $62,000            $453,000

 Year ended December 31, 1992. . . . . . . .        $284,000            $202,000            $234,000            $252,000



                                                  Balance at           Charged to                               Balance
                                                   beginning            costs and                              at end of
Description                                        of period             expense           Deductions            period
- -------------------------------------------------------------------------------------------------------------------------
Allowance for obsolete inventory:

 Year ended December 31, 1994. . . . . . . .        $639,000            $393,000            $366,000            $666,000

 Year ended December 31, 1993. . . . . . . .        $408,000            $252,000             $15,000
   Adjustment to conform fiscal
   year of Perception (Note 1) . . . . . . .                             $21,000             $27,000            $639,000

 Year ended December 31, 1992. . . . . . . .        $445,000            $228,000            $265,000            $408,000


PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

          (1) Financial Statements. The financial statements, notes and independent auditors' reports described in Item 8, to which reference is hereby made.

          (2) Financial Statement Schedules. The financial statement schedules described in Item 8, to which reference is hereby made.

          (3)     Exhibits.  The following exhibits:

Exhibit No.       Description
- -----------       -----------

   3.1 Restated Articles of Incorporation of the Registrant (incorporated by reference to the Exhibit filed with Registrant's Registration Statement on Form S-1, No. 33-29750).

   3.2 Bylaws of the Registrant (incorporated by reference to the Exhibit filed with Registrant's Registration Statement on Form S-1, No. 33-29750).

  10.1 Registrant's 1984 Incentive Stock Option Plan, as amended (incorporated by reference to the Exhibit filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

  10.2 1993 Amendments to the Registrant's 1984 Incentive Stock Option Plan (incorporated by reference to the Exhibit filed with Registrant's Annual Report filed on Form 10-K for the year ended December 31, 1993).

  10.3 Aircraft Lease Agreement between the Registrant and Brannan Leasing, Inc. dated November 10, 1992 (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

  10.4 Registrant's 1990 Non-Employee Director Stock Option Plan dated February 6, 1990 (incorporated by reference to the Exhibit filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1989).

  10.5 Agreement between the Registrant and The Telephone Connection, Inc. dated July 16, 1992 (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992). Confidential treatment has been granted with respect to a portion of the Exhibit.

  10.6 June 1, 1994 Amendment to Agreement between the Registrant and The Telephone Connection, Inc. Confidential treatment has been requested with respect to a portion of the Exhibit.

  10.7            Lease covering the Company's call center facility at 9229 E.
                  37th N., Wichita, Kansas, dated April 22, 1994.

  10.8 December 22, 1994 Amendment to Lease covering the Company's call center facility.


  10.9            Employment Agreement between the Registrant and David F.
                  Hemmings dated September 8, 1993 (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).

  10.10 Non-Statutory Stock Option Agreement between the Registrant and David F. Hemmings dated September 8, 1993. Confidential treatment has been requested with respect to a portion of the Exhibit.

  10.11 Lease covering the Company's facility at 40 Shawmut Road, Canton, Massachusetts, dated March 15, 1993 (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).

  10.12           Registrant's 1994 Stock Option Plan.

  10.13 Registrant's 1994 Employee Stock Purchase Plan (incorporated by reference to the Exhibit filed with the Registrant's Registration Statement on Form S-8, No. 33-80478).

  16.1 Letter from Baird, Kurtz & Dobson regarding Changes in Registrant's Certifying Accountant (incorporated by reference to the Exhibit filed with Registrant's Report on Form 8-K filed on June 28, 1993).

  22.1            Subsidiaries of Brite.

  23.1            Consent of Baird, Kurtz & Dobson.

  23.2            Consent of Arthur Andersen LLP.


  99.1            Report of Deloitte & Touche LLP.


      (b)    Reports on Form 8-K.

             The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BRITE VOICE SYSTEMS, INC.
                                             (Registrant)


                                             By   /s/ Stanley G. Brannan
                                               ---------------------------------
                                               Stanley G. Brannan
                                               President and
                                               Chief Executive Officer


                                             By   /s/ Glenn A. Etherington
                                               --------------------------------
                                               Glenn A. Etherington
                                               Secretary and
                                               Chief Financial Officer

Dated:  July 17, 1995
        Wichita, Kansas

                                INDEX TO EXHIBITS

                                                                    Page No. in
                                                                   Sequentially
                                                                     Numbered
Exhibit No.       Description                                        Original
- -----------       -----------                                      ------------

   3.1 Restated Articles of Incorporation of the Registrant (incorporated by reference to the Exhibit filed with Registrant's Registration Statement on Form S-1, No. 33-29750).

   3.2 Bylaws of the Registrant (incorporated by reference to the Exhibit filed with Registrant's Registration Statement on Form S-1, No. 33-29750).

  10.1 Registrant's 1984 Incentive Stock Option Plan, as amended (incorporated by reference to the Exhibit filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

  10.2 1993 Amendments to the Registrant's 1984 Incentive Stock Option Plan (incorporated by reference to the Exhibit filed with Registrant's Annual Report filed on Form 10-K for the year ended December 31, 1993).

  10.3 Aircraft Lease Agreement between the Registrant and Brannan Leasing, Inc. dated November 10, 1992 (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

  10.4 Registrant's 1990 Non-Employee Director Stock Option Plan dated February 6, 1990 (incorporated by reference to the Exhibit filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1989).

  10.5 Agreement between the Registrant and The Telephone Connection, Inc. dated July 16, 1992 (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992). Confidential treatment has been granted with respect to a portion of the Exhibit.

  10.6 June 1, 1994 Amendment to Agreement between the Registrant and The Telephone Connection, Inc. Confidential treatment has been requested with respect to a portion of the Exhibit.

  10.7            Lease covering the Company's call center facility at 9229 E.
                  37th N., Wichita, Kansas, dated April 22, 1994.

  10.8 December 22, 1994 Amendment to Lease covering the Company's call center facility.

  10.9            Employment Agreement between the Registrant and David F.
                  Hemmings dated September 8, 1993 (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).

  10.10 Non-Statutory Stock Option Agreement between the Registrant and David F. Hemmings dated September 8, 1993. Confidential treatment has been requested with respect to a portion of the Exhibit.

  10.11 Lease covering the Company's facility at 40 Shawmut Road, Canton, Massachusetts, dated March 15, 1993 (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).

  10.12           Registrant's 1994 Stock Option Plan.

  10.13 Registrant's 1994 Employee Stock Purchase Plan (incorporated by reference to the Exhibit filed with the Registrant's Registration Statement on Form S-8, No. 33-80478).

  16.1 Letter from Baird, Kurtz & Dobson regarding Changes in Registrant's Certifying Accountant (incorporated by reference to the Exhibit filed with Registrant's Report on Form 8-K filed on June 28, 1993).

  22.1            Subsidiaries of Brite.

  23.1            Consent of Baird, Kurtz & Dobson.

  23.2            Consent of Arthur Andersen LLP.


  99.1            Report of Deloitte & Touche LLP.