Form 10-Q
period 1995-06-30
BRITE VOICE SYSTEMS INC
filed 1995-08-14
CIK 852637

                         SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               --------------

                                 FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1995

                                     OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.         Yes   [X]  No   [ ]

As of August 8, 1995, 8,121,176 shares of the registrant's common stock were outstanding.

                          BRITE VOICE SYSTEMS, INC.
                                    INDEX

                                                                       Page
                                                                      Number
                                                                      ------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets - June 30, 1995
            and December 31, 1994. . . . . . . . . . . . . . . . . .      3

            Consolidated Statements of Income - Three Months and
            Six Months Ended June 30, 1995 and 1994. . . . . . . . .      5

            Consolidated Statements of Cash Flows - Six Months
            Ended June 30, 1995 and 1994 . . . . . . . . . . . . . .      6

            Notes to Financial Statements. . . . . . . . . . . . . .      7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . .      8


PART II.    OTHER INFORMATION. . . . . . . . . . . . . . . . . . . .     12


                       PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         BRITE VOICE SYSTEMS, INC.
                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                  ------

                                                     June 30,       December 31,
                                                       1995             1994
                                                   ------------    --------------
                                                    (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . .   $  7,070,000     $  4,251,000
  Temporary investments (at cost which
    approximates market). . . . . . . . . . . .        647,000        5,201,000
  Accounts receivable, less allowance for
    doubtful accounts: 1995 - $743,000,
    1994 - $844,000 . . . . . . . . . . . . . .     20,869,000       17,132,000
  Inventories . . . . . . . . . . . . . . . . .     10,594,000        8,263,000
  Prepaid expenses and other. . . . . . . . . .      2,134,000        1,883,000
                                                  ------------     ------------
       Total Current Assets. . . . . . . . . . .    41,314,000       36,730,000
                                                  ------------     ------------
PROPERTY AND EQUIPMENT
  Land and building . . . . . . . . . . . . . .      3,074,000        3,074,000
  Furniture and equipment . . . . . . . . . . .     17,425,000       14,469,000
                                                  ------------     ------------
                                                    20,499,000       17,543,000
  Less accumulated depreciation . . . . . . . .     (9,767,000)      (8,419,000)
                                                  ------------     ------------
      Total Property and Equipment. . . . . . .     10,732,000        9,124,000
                                                  ------------     ------------
INVESTMENT IN SALES TYPE LEASES. . . . . . . . .       516,000          711,000
                                                  ------------     ------------
OTHER ASSETS . . . . . . . . . . . . . . . . . .     1,612,000        1,873,000
                                                  ------------     ------------
                                                  $ 54,174,000      $48,438,000
                                                  ------------     ------------
                                                  ------------     ------------


                    See Notes to Financial Statements

                         BRITE VOICE SYSTEMS, INC.
                        CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   June 30,       December 31,
                                                     1995             1994
                                                 ------------    --------------
                                                  (Unaudited)
CURRENT LIABILITIES
   Accounts payable. . . . . . . . . . . . . . . $  7,910,000     $  6,211,000
   Accrued salaries and wages. . . . . . . . . .    2,194,000        1,941,000
   Other accrued expenses. . . . . . . . . . . .    1,405,000        1,993,000
   Deferred revenue. . . . . . . . . . . . . . .    1,207,000        1,287,000
   Customer deposits . . . . . . . . . . . . . .      587,000          775,000
   Income taxes payable. . . . . . . . . . . . .    1,160,000          354,000
                                                 ------------     ------------
       Total Current Liabilities . . . . . . . .   14,463,000       12,561,000
                                                 ------------     ------------
DEFERRED INCOME TAXES. . . . . . . . . . . . . .       90,000          138,000
                                                 ------------     ------------

STOCKHOLDERS' EQUITY
   Preferred stock, no par value; authorized
    10,000,000 shares; none issued and
    outstanding. . . . . . . . . . . . . . . . .           --               --
   Common stock, no par value; authorized
    30,000,000 shares; issued 8,118,226
    shares - 1995; 7,923,798 shares - 1994 . . .   33,763,000       33,271,000
   Retained earnings . . . . . . . . . . . . . .    5,986,000        2,683,000
   Foreign currency translation adjustment . . .    (128,000)        (215,000)
                                                 ------------     ------------
       Total Stockholders' Equity. . . . . . . .   39,621,000       35,739,000
                                                 ------------     ------------
                                                 $ 54,174,000     $ 48,438,000
                                                 ------------     ------------
                                                 ------------     ------------


                    See Notes to Financial Statements

                         BRITE VOICE SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF INCOME

                                 Three Months Ended        Six Months Ended
                                       June 30,                June 30,
                                 1995         1994          1995        1994
                              ----------   ----------   -----------  ----------
                                     (Unaudited)             (Unaudited)
REVENUES
 System sales. . . . . . . .  $11,598,000  $10,347,000  $23,741,000  $19,648,000
 Service revenues. . . . . .    7,089,000    5,640,000   13,986,000   10,744,000
                              -----------  -----------  -----------  -----------
                               18,687,000   15,987,000   37,727,000   30,392,000
                              -----------  -----------  -----------  -----------

COSTS AND EXPENSES
 Cost of Sales:
   System. . . . . . . . . .    4,440,000    4,526,000    9,480,000    8,748,000
   Service . . . . . . . . .    4,436,000    3,731,000    8,714,000    7,198,000
 Research and engineering. .    1,710,000    1,548,000    3,288,000    2,835,000
 Selling, general and
   administrative. . . . . .    6,190,000    4,530,000   12,197,000    8,806,000
                              -----------  -----------  -----------  -----------
                               16,776,000   14,335,000   33,679,000   27,587,000

INCOME FROM OPERATIONS . . .    1,911,000    1,652,000    4,048,000    2,805,000

OTHER INCOME, NET. . . . . .      112,000      117,000      260,000      189,000
                              -----------  -----------  -----------  -----------
INCOME BEFORE TAXES. . . . .    2,023,000    1,769,000    4,308,000    2,994,000

PROVISION FOR  INCOME TAXES.      485,000      576,000    1,079,000      921,000
                              -----------  -----------  -----------  -----------

NET INCOME . . . . . . . . .  $ 1,538,000  $ 1,193,000  $ 3,229,000  $ 2,073,000
                              -----------  -----------  -----------  -----------
                              -----------  -----------  -----------  -----------

EARNINGS PER SHARE . . . . .       $  .18       $  .15       $  .38       $  .25
                              -----------  -----------  -----------  -----------
                              -----------  -----------  -----------  -----------
WEIGHTED AVERAGE SHARES
 OUTSTANDING . . . . . . . .    8,582,000   8,097,000    8,577,000  8,131,000



                    See Notes to Financial Statements

                         BRITE VOICE SYSTEMS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Six Months Ended
                                                             June,
                                                     1995             1994
                                                 ------------     ------------
                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income. . . . . . . . . . . . . . . . . . . $  3,229,000     $  2,073,000
 Items not requiring cash:
   Depreciation and amortization . . . . . . . .    1,603,000        1,191,000
   Loss on disposition of assets . . . . . . . .        6,000               --
   Non-qualified stock option compensation . . .        3,000            3,000
 Changes in:
   Accounts receivable . . . . . . . . . . . . .   (3,336,000)      (2,185,000)
   Inventories . . . . . . . . . . . . . . . . .   (2,316,000)        (992,000)
   Accounts payable and accrued expenses . . . .    1,075,000          981,000
   Other current assets and liabilities. . . . .      328,000        2,186,000
                                                 ------------      -----------
      Net cash provided by operating activities.      592,000        3,257,000
                                                 ------------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment. . . . . . .   (2,943,000)      (1,676,000)
 Proceeds from sales of property and equipment .       38,000               --
 Proceeds from maturity of temporary
   investments . . . . . . . . . . . . . . . . .    7,933,000        9,412,000
 Purchase of temporary investments . . . . . . .   (3,379,000)      (8,952,000)
 Increase (decrease) in other assets . . . . . .       51,000         (921,000)
 Net cash received from business acquisitions. .       44,000               --
                                                 ------------      -----------
      Net cash provided by (used in) investing
      activities . . . . . . . . . . . . . . . .    1,744,000       (2,137,000)
                                                 ------------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock. . . . . . . . . . . .      221,000               --
 Exercise of stock options . . . . . . . . . . .      177,000          330,000
                                                 ------------      -----------
      Net cash provided by financing activities.      398,000          330,000
                                                 ------------      -----------
EFFECT OF EXCHANGE RATE CHANGES
 ON CASH . . . . . . . . . . . . . . . . . . . .       85,000          102,000
                                                 ------------      -----------

INCREASE IN CASH AND CASH EQUIVALENTS. . . . . .    2,819,000        1,552,000

CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD . . . . . . . . . . . . . . . . . . .    4,251,000        3,168,000
                                                 ------------      -----------
CASH AND CASH EQUIVALENTS, END OF
 PERIOD. . . . . . . . . . . . . . . . . . . . . $  7,070,000     $  4,720,000
                                                 ------------      -----------
                                                 ------------      -----------

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

2.    Inventories consist of the following:

                                              JUNE 30,       DECEMBER 31,
                                                1995             1994
                                           ------------     ------------
      Purchased parts. . . . . . . . . . . $  3,336,000     $  2,677,000
      Work in progress . . . . . . . . . .    3,900,000        2,383,000
      Finished goods . . . . . . . . . . .    3,358,000        3,203,000
                                           ------------     ------------
                                           $ 10,594,000     $  8,263,000
                                           ------------     ------------
                                           ------------     ------------

3. Income taxes paid during the six months ended June 30, 1995 and 1994 were $337,000 and $255,000, respectively.

      Interest paid during the six months ended June 30, 1995 and 1994 was $3,000 and $63,000, respectively.

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

5. Under the terms of an Agreement and Plan of Reorganization and Merger (the "Merger Agreement") between the Company and each of Telecom Services Limited (U.S.), Inc., Telecom Services Limited (West), Inc., TSL Software Services, Inc., and TSL Management Group, Inc. (collectively the "TSL Companies"), dated May 24, 1995, the TSL Companies will merge with and into the Company in a transaction involving the issuance of 3,331,000 shares of the Company's common stock for all of the outstanding shares of common stock of the TSL Companies. The transaction will be accounted for as a pooling of interests. The merger was adopted and approved by the Company's stockholders at a special meeting held on August 8, 1995.

                    PART I:   FINANCIAL INFORMATION

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1995 COMPARED TO THREE MONTHS ENDED JUNE 30, 1994

      Total revenues increased $2,700,000, or 16.9%, compared to the same period in 1994. This improvement was due to increases in international system sales and service revenues partially offset by a decrease in domestic system sales.

      Domestic system sales, consisting of general purpose voice response systems and electronic publishing systems, decreased 15.5%, from $7,282,000 to $6,151,000. General purpose voice response system sales increased from $5,313,000 to $5,581,000, or 5.0%, primarily due to a large system sale to a value-added reseller providing equipment to a regional Bell operating company. Electronic publishing system sales decreased from $1,969,000 to $570,000, or 71.1%, due primarily to the weakness in demand for systems by directory publishing customers. The Company believes that the market for electronic publishing systems is beginning to mature and that sales of these systems will be more difficult to achieve in future periods.

      International system sales increased 77.7%, from $3,065,000 to $5,447,000, due to increased sales by both the Company's foreign subsidiaries and the Company's United States-based sales force. Sales by foreign subsidiaries increased 56.3%, from $2,551,000 to $3,988,000, primarily due to sales of the Voice Services Director, a voice messaging product marketed by the Company's foreign subsidiaries. System sales by the Company's United States-based sales force increased 183.9%, from $514,000 to $1,459,000, primarily due to sales of VoiceSelect-TM-, a product used by cellular telephone companies to provide "hands-free" dialing to cellular subscribers.

      Service revenues increased $1,449,000, or 25.7%. Service contract and repair revenues increased 34.1%, from $2,006,000 to $2,690,000, due to the Company's emphasis on expanding its base of customers who subscribe to quarterly or annual maintenance contracts. Managed services revenues, consisting of revenues from Consumer Tips, Person-to-Person and 900 Voice Personal customers, increased 31.7%, from $2,354,000 to $3,101,000, due to an expanding customer base and a larger number of end users. Information services and other service revenues increased from $1,280,000 to $1,298,000, or 1.4%, due to an increase in the Company's customer base.

      Cost of system sales decreased $86,000, or 1.9%, while decreasing as a percentage of system sales from 43.7% to 38.3%. Both decreases were due to increased margins on system sales, resulting from an increase in software licenses and applications sold as part of the Company's voice response systems. Software revenues typically provide larger margins than those associated with hardware.

      Cost of service revenues increased $705,000, or 18.9%, but decreased as a percentage of service revenues from 66.2% to 62.6%. The increase in actual costs was due primarily to increased staffing requirements in the customer support department and the increase in variable costs associated with increased managed services revenues. The decrease as a percentage of revenues was due to a combination of factors. 900 Voice Personals revenues, which typically have lower margins than other components of managed services revenues, decreased as a percentage of the total product mix compared to the same period a year ago, thus improving overall margins. In addition, the Company has negotiated more favorable terms with the long distance carrier providing 900 access, billing and collection services for the Company's 900 Voice Personals services, thus reducing the variable costs associated with such services.

      Operating expenses increased 30.0%, from $6,078,000 to $7,900,000, due primarily to increased selling, general and administrative expenses. These expenses increased $1,660,000, or 36.6%, primarily because of additional staff required for the Company's expanding international operations. Research and engineering expenses increased $162,000, or 10.5%, due to the addition of research engineers to support the Company's continued commitment to product
development.   As a percentage of total revenues, operating expenses increased from 38.0% to 42.3%. The Company expects operating expenses as a percentage of revenues to decline as the additional staff begins generating revenues that will more than offset the expense incurred.

      Other income decreased by $5,000, or 4.3%. Interest income, the largest component of other income, decreased from $125,000 to $103,000, or 17.6%, primarily due to a lower average balance of funds invested. Interest expense decreased from $26,000 to zero, or 100%, because the Company retired its long-term debt at the end of 1994.

      The provision for income taxes was 24.0% for the three months ended June 30, 1995 compared to 32.6% for the same period in 1994. The variance in the effective income tax rate from the United States statutory rate for both periods was due to the ability to utilize net operating loss and credit carryforwards acquired through the merger with Perception Technology, partially offset by higher tax rates imposed on its European subsidiaries.

SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO SIX MONTHS ENDED JUNE 30, 1994

      Total revenues increased $7,335,000, or 24.1%, compared to the same period in 1994. This improvement was due to increases in international system sales and service revenues.

      Domestic system sales decreased 1.4%, from $14,418,000 to $14,218,000. General purpose voice response system sales increased from $9,755,000 to $11,975,000, or 22.8%, primarily due to system sales to value-added resellers providing equipment to major United States companies. Electronic publishing system sales decreased from $4,663,000 to $2,243,000, or 51.9%, due primarily to the weakness in demand for systems by directory publishing customers.

      International system sales increased 82.1%, from $5,230,000 to $9,523,000. System sales by the Company's foreign subsidiaries increased 43.1%, from $4,705,000 to $6,734,000, primarily due to sales of the Voice Services Director. System sales by the Company's United States-based sales force increased 431.2%, from $525,000 to $2,789,000, primarily due to sales of VoiceSelect.

      Service revenues increased $3,242,000, or 30.2%. Service contract and repair revenues increased 42.2%, from $3,817,000 to $5,429,000, due to the Company's emphasis on expanding its base of customers who subscribe to quarterly or annual maintenance contracts. Managed services revenues increased 34.6%, from

$4,502,000 to $6,058,000, due to an expanding customer base and a larger number of end users. Information services and other service revenues increased from $2,425,000 to $2,499,000, or 3.1%, due to an increase in the Company's customer base.

      Cost of system sales increased $732,000, or 8.4%, while decreasing as a percentage of system sales from 44.5% to 39.9%. The increase in actual costs was due to an increase in the number of systems shipped. The decrease as a percentage of system sales was due to increased margins on the Company's system sales, resulting from an increase in software licenses and applications sold as part of the Company's voice response systems.

      Cost of service revenues increased $1,516,000, or 21.1%, while decreasing as a percentage of service revenues from 67.0% to 62.3%. The increase in actual costs was due primarily to increased staffing requirements in the customer support and managed services departments and the increase in variable costs associated with increased managed services revenues. The decrease as a percentage of revenues was due to the decrease of 900 Voice Personals revenues as a percentage of the total product mix when compared to the same period a year ago. In addition, the Company has negotiated more favorable terms with the long distance carrier providing 900 access, billing and collection services for the Company's 900 Voice Personals services, thus reducing the variable costs associated with such services.

      Operating expenses increased 33.0%, from $11,641,000 to $15,485,000. Selling, general and administrative expenses increased $3,391,000, or 38.5%, primarily because of additional staff required for the Company's expanding international operations. Research and engineering expenses increased $453,000, or 16.0%, due to the addition of research engineers to support the
Company's continued commitment to product development.   As a percentage of
total revenues, operating expenses increased from 38.3% to 41.0%.

      Other income increased by $71,000, or 37.6%, primarily due to the lack of interest charges during the six-month period because of the debt retirement at the end of 1994. Interest charges for the same period a year ago were $52,000. Interest income increased from $225,000 to $227,000, or 0.9%, due to higher yields and higher interest received from customers with special terms which were almost entirely offset by the lower average balance of funds invested for the period.

      The provision for income taxes was 25.0% for the six months ended June 30, 1995 compared to 30.8% for the same period in 1994. The variance in the effective income tax rate from the United States statutory rate for both periods was due to the ability to utilize net operating loss and credit carryforwards acquired through the merger with Perception Technology, partially offset by higher tax rates imposed on its European subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 1995, the Company had a current ratio of 2.9 to 1, and working capital of $26,851,000, compared to a current ratio of 2.9 to 1 and working capital of $24,169,000 at December 31, 1994. Cash and cash equivalents and temporary investments decreased from $9,452,000 at December 31, 1994 to $7,717,000 at June 30, 1995, primarily due to increases in accounts receivable and inventory, and purchases of property and equipment.

      Accounts receivable and inventory increased by $3,737,000 and $2,331,000, respectively, during the six months ended June 30, 1995. Accounts receivable increased primarily due to extended payment terms granted to certain customers and the inclusion of Touch-Talk receivables at the end of the period. The increase in inventory occurred primarily as a result of the anticipation of sales increases by the Company's foreign subsidiaries. These foreign subsidiaries require longer lead times for certain components which are included in customer systems. The increases in receivables and inventory were funded by increases in current liabilities and decreases in the Company's cash balances.

      Property and equipment increased significantly during the six-month period in 1995 due primarily to expansion and remodeling of the Company's Wichita and Dallas facilities. While the Company expects capital expenditures to continue during the year, it does not expect the increases to continue at the rate experienced in the first six months.

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

      The majority of the Company's international sales are made in U.S. dollars, or in the functional currency of one of the Company's foreign subsidiaries. Accordingly, the Company does not have a material risk to its results of operations due to fluctuating exchange rates. The Company does, however, have a foreign exchange risk to its net investment in its foreign subsidiaries of $5,515,000 as of June 30, 1995. Historically, the Company has not hedged this foreign exchange risk because it considers its investment in its foreign subsidiaries as a long-term investment and, therefore, short-term fluctuations in foreign exchange rates will not have a material impact on the Company's liquidity or capital resources.

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

      None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Annual Meeting of Stockholders of the Company, held on May 9, 1995, the Company's Stockholders:

      a)    Elected the following to serve as Directors of the Company:
Stanley G. Brannan, Perry E. Esping, Glenn A. Etherington, C. MacKay Ganson, Jr., David S. Gergacz and John F. Kelsey, III. Votes cast for each Director were 7,173,689 in favor, 0 against and 5,522 abstentions;

      b) Ratified the appointment of Arthur Andersen LLP to serve as the Company's independent public accountants for 1995. There were 7,190,718 votes cast in favor of the appointment, 15,647 cast against and 5,077 abstentions;

ITEM 5.     OTHER INFORMATION

      None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   None

      (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                  SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   August 14, 1995

                                       BRITE VOICE SYSTEMS, INC.


                                       /s/ GLENN A. ETHERINGTON
                                       -----------------------------------
                                       Glenn A. Etherington
                                       Chief Financial Officer
                                       Duly Authorized Officer on behalf of
                                         the Registrant