Form 10-Q
period 1995-09-30
BRITE VOICE SYSTEMS INC
filed 1995-11-13
CIK 852637

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1995

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from             to
                                         -----------    -----------


                         Commission File Number 0-17920

                            BRITE VOICE SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 KANSAS                                48-0986248
      (STATE OR OTHER JURISDICTION                  (I.R.S. EMPLOYER
    OF INCORPORATION OR ORGANIZATION)            IDENTIFICATION NUMBER)


                            7309 E. 21ST STREET NORTH
                             WICHITA, KANSAS  67206
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

As of November 7, 1995, 11,469,801 shares of the registrant's common stock were outstanding.


                            TOTAL NUMBER OF PAGES: 16

                            BRITE VOICE SYSTEMS, INC.

                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets - September 30, 1995
          and December 31, 1994. . . . . . . . . . . . . . . . . . . . .    3

          Consolidated Statements of Income - Three Months and
          Nine Months Ended September 30, 1995 and 1994. . . . . . . . .    5

          Consolidated Statements of Cash Flows - Nine Months
          Ended September 30, 1995 and 1994. . . . . . . . . . . . . . .    6

          Notes to Financial Statements. . . . . . . . . . . . . . . . .    7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . .    9


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .  14

Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . . .  14

Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . . .  14

Item 4.   Submission of Matters to a Vote of Security Holders . . . . . .  14

Item 5.   Other Matters . . . . . . . . . . . . . . . . . . . . . . . . .  14

Item 6.   Exhibits Required by Item 601 of Regulation S-K . . . . . . . .  14

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            BRITE VOICE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    September 30,   December 31,
                                                        1995            1994
                                                    -------------   ------------
                                                     (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents........................   $ 4,866,000    $ 5,776,000
  Temporary investments (at cost which
    approximates market)...........................            --      5,201,000
  Accounts receivable, less allowance for doubtful
    accounts: 1995 - $665,000, 1994 - $844,000.....    26,491,000     18,846,000
  Inventories......................................    11,670,000      8,263,000
  Prepaid expenses and other.......................     1,384,000      1,889,000
                                                      -----------    -----------
        Total Current Assets.......................    44,411,000     39,975,000
                                                      -----------    -----------

PROPERTY AND EQUIPMENT
  Land and building................................     3,074,000      3,074,000
  Furniture and equipment..........................    19,066,000     15,161,000
                                                      -----------    -----------
                                                       22,140,000     18,235,000
  Less accumulated depreciation....................   (11,038,000)    (8,906,000)
                                                      -----------    -----------

        Total Property and Equipment...............    11,102,000      9,329,000
                                                      -----------    -----------

INVESTMENT IN SALES TYPE LEASES....................       565,000        711,000
                                                      -----------    -----------

OTHER ASSETS.......................................     1,109,000      1,873,000
                                                      -----------    -----------


                                                      $57,187,000    $51,888,000
                                                      -----------    -----------
                                                      -----------    -----------


                       See Notes To Financial Statements.

                            BRITE VOICE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    September 30,   December 31,
                                                         1995           1994
                                                    -------------   ------------
                                                     (Unaudited)
CURRENT LIABILITIES
  Current maturities of long term debt.............   $ 2,267,000    $ 2,782,000
  Accounts payable.................................     8,760,000      6,492,000
  Accrued salaries and wages.......................     2,129,000      1,941,000
  Other accrued expenses...........................     1,721,000      2,786,000
  Deferred revenue.................................     1,312,000      1,287,000
  Customer deposits................................     2,268,000        775,000
  Income taxes payable.............................     1,355,000             --
                                                      -----------    -----------
        Total Current Liabilities..................    19,812,000     16,063,000
                                                      -----------    -----------
DEFERRED INCOME TAXES..............................            --        138,000
                                                      -----------    -----------
LONG TERM DEBT.....................................        99,000        140,000
                                                      -----------    -----------
STOCKHOLDERS' EQUITY
  Preferred stock, no par value; authorized
    10,000,000 shares; none issued and
    outstanding....................................            --             --
  Common stock, no par value; authorized
    30,000,000 shares; issued 11,464,364
    shares - 1995; 11,254,798 shares - 1994........    34,117,000     33,404,000
  Retained earnings................................     3,337,000      2,358,000
  Foreign currency translation adjustment..........      (178,000)      (215,000)
                                                      -----------    -----------
        Total Stockholders' Equity.................    37,276,000     35,547,000
                                                      -----------    -----------


                                                      $57,187,000    $51,888,000
                                                      -----------    -----------
                                                      -----------    -----------


                        See Notes to Financial Statements

                            BRITE VOICE SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                         Three Months Ended             Nine Months Ended
                                                            September 30,                 September 30,
                                                         1995           1994           1995           1994
                                                     ------------   ------------   ------------   ------------
                                                             (Unaudited)                   (Unaudited)
REVENUES
  System sales.....................................   $12,659,000    $10,732,000    $36,400,000    $30,380,000
  Service revenues.................................    11,474,000      9,948,000     32,767,000     27,532,000
                                                      -----------    -----------    -----------    -----------

                                                       24,133,000     20,680,000     69,167,000     57,912,000
                                                      -----------    -----------    -----------    -----------
COSTS AND EXPENSES
  Cost of Sales:
    System.........................................     5,864,000      4,630,000     15,344,000     13,378,000
    Service........................................     5,829,000      5,068,000     16,718,000     14,231,000
  Research and engineering.........................     2,284,000      1,636,000      5,917,000      4,735,000
  Selling, general and administrative..............     6,850,000      5,191,000     20,129,000     14,607,000
  S-Corporation distributions......................     1,077,000      2,403,000      4,831,000      6,970,000
  Merger costs and other...........................     4,327,000             --      4,327,000             --
                                                      -----------    -----------    -----------    -----------

                                                       26,231,000     18,928,000     67,266,000     53,921,000
                                                      -----------    -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS......................    (2,098,000)     1,752,000      1,901,000      3,991,000

OTHER INCOME, NET..................................        49,000        100,000        334,000        304,000
                                                      -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE TAXES.........................    (2,049,000)     1,852,000      2,235,000      4,295,000

PROVISION FOR INCOME TAXES.........................       191,000        674,000      1,331,000      1,789,000
                                                      -----------    -----------    -----------    -----------

NET INCOME (LOSS)..................................   $(2,240,000)    $1,178,000       $904,000     $2,506,000
                                                      -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------

EARNINGS (LOSS) PER SHARE..........................        $ (.19)        $  .10         $  .08         $  .22
                                                           ------         ------         ------         ------
                                                           ------         ------         ------         ------

WEIGHTED AVERAGE SHARES OUTSTANDING................    12,005,000     11,477,000     11,940,000     11,467,000


                        See Notes to Financial Statements

                            BRITE VOICE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Nine Months Ended
                                                              September,
                                                         1995           1994
                                                     ------------   ------------
                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)................................   $   904,000    $ 2,506,000
  Items not requiring cash:
    Depreciation and amortization..................     2,463,000      1,972,000
    Non-qualified stock option compensation........         4,000          4,000
  Changes in:
    Accounts receivable............................    (7,244,000)    (4,596,000)
    Inventories....................................    (3,392,000)    (1,266,000)
    Accounts payable and accrued expenses..........     2,014,000      7,900,000
    Other current assets and liabilities...........     2,216,000      1,796,000
                                                      -----------    -----------

        Net cash provided (used) by operating
          activities...............................    (3,035,000)     8,316,000
                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment...............    (3,909,000)    (2,783,000)
  Proceeds from sale of assets.....................        44,000             --
  Proceeds from maturity of temporary
    investments....................................     8,580,000     11,631,000
  Purchase of temporary investments................    (3,379,000)    (9,684,000)
  (Increase) decrease in other assets..............       766,000       (427,000)
  Net cash received from business acquisitions.....        44,000             --
                                                      -----------    -----------

        Net cash provided (used) by investing
          activities...............................     2,146,000     (1,263,000)
                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock.........................       498,000        368,000
  Principal payment on debts.......................      (556,000)    (1,399,000)
                                                      -----------    -----------

        Net cash used by financing activities......       (58,000)    (1,031,000)
                                                      -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH............        37,000        282,000
                                                      -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...      (910,000)     6,304,000


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.....     5,776,000      3,624,000
                                                      -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD...........   $ 4,866,000    $ 9,928,000
                                                      -----------    -----------
                                                      -----------    -----------


                        See Notes to Financial Statements

                            BRITE VOICE SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


1. The 1995 and 1994 financial statements included herein have been prepared by the Company, without audit, and reflect all adjustments (consisting only of those of a normal recurring nature) which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with (a) the financial statements and the notes thereto for the year ended December 31, 1994, contained in the Company's Annual Report to Stockholders and Form 10-K filed with the Securities and Exchange Commission, and (b) the unaudited pro forma combined condensed financial statements of the Company for the three years ended December 31, 1994 and the three months ended March 31, 1994 and 1995, and other information contained in the Company's Proxy Statement dated July 17, 1995, and filed with the Securities and Exchange Commission.

2.   Inventories consist of the following:

                                                September 30,   December 31,
                                                    1995            1994
                                                ------------    -----------
     Purchased parts..........................  $ 3,397,000     $ 2,677,000
     Work in progress.........................    4,339,000       2,383,000
     Finished goods...........................    3,934,000       3,203,000
                                                -----------     -----------
                                                $11,670,000     $ 8,263,000
                                                -----------     -----------
                                                -----------     -----------

3. Income taxes paid during the nine months ended September 30, 1995 and 1994 were $736,000 and $693,000, respectively.

     Interest paid during the nine months ended September 30, 1995 and 1994 was $18,000 and $64,000, respectively.

4. Effective August 8, 1995, the Company consummated its mergers (the "Mergers") with each of Telecom Services Limited (U.S.), Inc., Telecom Services Limited (West), Inc., TSL Software Services, Inc., and TSL Management Group, Inc. (collectively the "TSL Companies"). Pursuant to the Agreement and Plan of Reorganization and Merger dated May 24, 1995 (the "Merger Agreement"), the TSL Companies were merged into the Company in a transaction involving the issuance of 3,331,000 shares of the Company's common stock in conversion of all outstanding shares of common stock of the TSL Companies.

     The Mergers have been accounted for as a pooling of interests.
Accordingly, the consolidated financial statements have been retroactively restated to include the results of operations, financial positions and cash flows of the TSL Companies for all periods prior to consummation of the Mergers.

     Operating results of the separate companies are as follows:

                                Three Months Ended            Nine Months Ended
                                September 30, 1994            September 30, 1994
                           ----------------------------  ----------------------------
                           Net Operating       Net       Net Operating       Net
                              Revenues    Income (Loss)     Revenues    Income (Loss)
                           -------------  -------------  -------------  -------------
Brite Voice Systems, Inc..  $16,781,000     $1,495,000    $47,173,000     $3,568,000
TSL Companies.............    3,899,000       (317,000)    10,739,000     (1,062,000)
                            -----------     ----------    -----------    -----------

                            $20,680,000     $1,178,000    $57,912,000     $2,506,000
                            -----------     ----------    -----------     ----------
                            -----------     ----------    -----------     ----------

     In connection with the Mergers, the Company recognized nonrecurring charges of $3,509,000 for expenses incurred that are specific to the Mergers, consisting primarily of fees to financial advisors, attorneys and accountants, and costs of integrating operations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1994

     Total revenues increased $3,453,000, or 16.7%, compared to the same period in 1994. This improvement was due primarily to increases in system sales by the Company's foreign subsidiaries and service revenues.

     Domestic system sales, consisting of general purpose voice response systems and electronic publishing systems, decreased 12.1%, from $7,169,000 to $6,301,000. General purpose voice response system sales increased from $5,400,000 to $5,761,000, or 6.7%, primarily due to a large system upgrade to an existing customer. Electronic publishing system sales decreased from $1,769,000 to $540,000, or 69.5%, due primarily to the weakness in demand for systems by the Company's newspaper and directory publishing customers. The Company believes that the market for electronic publishing systems is mature, and that sales of these systems will be more difficult to achieve in the future.

     International system sales increased 78.4%, from $3,563,000 to $6,358,000, due primarily to increased sales by the Company's foreign subsidiaries. Sales by foreign subsidiaries increased 104.6%, from $2,593,000 to $5,306,000, primarily due to sales of the Voice Services Director, a voice messaging product marketed primarily by the Company's foreign subsidiaries. System sales by the Company's United States-based sales force increased 8.5%, from $970,000 to $1,052,000, primarily due to a large system sale to a customer in South Africa.

     The Company's system sales are dependent upon continued orders by existing customers, orders from new customers, and development of new products. There can be no assurance that the Company will be able to increase or sustain recent growth rates.

     Service revenues increased $1,526,000, or 15.3%. Managed services revenues, consisting of revenues from the TSL Companies, Consumer Tips, Person-to-Person and 900 Voice Personals customers, increased 15.8%, from $6,357,000 to $7,359,000, due to an expanding customer base and a larger number of end users. Included in managed services revenues are revenues from the TSL Companies of $3,976,000 in 1995 and $3,899,000 in 1994. Service contract and repair revenues increased 23.0%, from $2,313,000 to $2,844,000, due to the Company's continuing emphasis on expanding its base of customers who subscribe to quarterly or annual maintenance contracts. Information services and other service revenues decreased from $1,278,000 to $1,271,000, or 0.5%.

     Cost of system sales increased $1,234,000, or 26.7%, while increasing as a percentage of equipment sales from 43.1% to 46.3%. The increase in actual costs was due to an increase in the number of systems shipped by the Company's foreign subsidiaries, while the increase as a percentage of system sales was due to a shift in product mix to a higher level of pass-through sales and hardware upgrades than in prior periods. These types of sales generally have lower margins than typical system shipments.

     Cost of service revenues increased $761,000, or 15.0%, while decreasing as a percentage of service revenues from 50.9% to 50.8%. The increase in actual costs was due primarily to an increase in variable costs, such as telephone transmission costs and revenue sharing payments to customers, associated with increased managed services revenues. The decrease as a percentage of revenues was due to an increase in service contract and repair revenues as a percentage of the total product mix. These services typically have higher margins than other components of service revenues.

     Selling, general and administrative expenses increased $1,659,000, or 32.0%, primarily because of the additional staff required for the Company's expanding international operations. Research and engineering expenses increased $648,000, or 39.6%, due to the addition of research engineers to support the Company's continued commitment to product development. As a percentage of total revenues, selling, general and administrative and research and engineering expenses increased from 33.0% to 37.8%. The Company expects these expenses as a percentage of revenues to decline as the additional staff begins generating revenues.

     S-Corporation distributions represent payments made to the former TSL Companies' stockholders, which are approximately equal to the tax basis earnings of the TSL Companies. Under the terms of the Merger Agreement, the TSL Companies were allowed to distribute estimated tax basis income through the closing date of the Mergers, August 8, 1995. These distributions decreased $1,326,000, or 55.2%, during the three month period ended September 30, 1995, principally because these distributions were for approximately 39 days during the quarter ended September 30, 1995 compared to the full quarter in 1994. Upon consummation of the Mergers, these payments ceased and will not recur in future periods.

     During the three months ended September 30, 1995, the Company recorded a
charge of $4,327,000.   This charge consisted of $3,509,000 for expenses
incurred that are specific to the Mergers, primarily fees to financial advisors, attorneys and accountants, and costs of integrating the operations of the TSL Companies. Also included was a charge of $818,000, reflecting the write-off of prepaid royalties and certain equipment associated with the Company's Person-to-Person product, one of two voice personals products offered by the Company.

     Other income decreased by $51,000, or 51.0%. Interest income, the largest component of other income, decreased from $120,000 to $85,000, or 29.2%, primarily due to a lower average balance of funds invested. Interest expense decreased from $36,000 to $7,000, or 80.6%, due to the repayment of the Company's long-term debt at the end of 1994. Other income decreased by $45,000, from income of $16,000 during the period ended September 30, 1994 to a net expense of $29,000 during the current period. This decrease was due primarily to non-recurring charges incurred by the Company's foreign subsidiaries.

     The provision for income taxes was $191,000 for the three months ended September 30, 1995, although the Company incurred a loss before taxes. This provision resulted from the nondeductibility for federal income tax purposes of certain merger costs associated with the Company's acquisition of the TSL Companies, and taxes imposed on its European subsidiaries. For the same period in 1994, the provision for income taxes was 36.4%. The variance in the effective income tax rate from the United States statutory rate for 1994 was primarily due to the higher tax rates of the European subsidiaries.

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1994

     Total revenues increased $11,255,000, or 19.4%, compared to the same period in 1994. This improvement was due primarily to increases in international system sales and service revenues.

     Domestic system sales decreased 4.9%, from $21,587,000 to $20,519,000. General purpose voice response system sales increased from $15,154,000 to $17,736,000, or 17.0%, primarily due to system sales to value-added resellers providing equipment to major U.S. companies. Electronic publishing system sales decreased from $6,433,000 to $2,783,000, or 56.7%, due primarily to the weakness in demand for systems by newspaper and directory publishing customers.

     International system sales increased 80.6%, from $8,793,000 to $15,881,000. System sales by the Company's foreign subsidiaries increased 65.0%, from $7,298,000 to $12,040,000, primarily due to sales of the Voice Services Director. System sales by the Company's United States-based sales force increased 156.9%, from $1,495,000 to $3,841,000, primarily due to foreign sales of VoiceSelect, a system used by cellular telephone companies to provide "hands-free" dialing to cellular subscribers.

     Service revenues increased $5,235,000, or 19.0%. Managed services revenues increased 17.1%, from $17,699,000 to $20,724,000, due to an expanding customer base and a larger number of end users. Included in managed services revenues are revenues from the TSL Companies of $11,284,000 in 1995 and $10,739,000 in 1994. Service contract and repair revenues increased 34.9%, from $6,131,000 to $8,273,000, due to the Company's emphasis on expanding its base of customers who
subscribe to quarterly or annual maintenance contracts.   Information services
and other service revenue increased from $3,702,000 to $3,770,000, or 1.8%.

     Cost of system sales increased $1,966,000, or 14.7%, while decreasing as a percentage of system sales from 44.0% to 42.2%. The increase in actual costs was due to an increase in the number of systems shipped by the Company's foreign subsidiaries. The decrease as a percentage of system sales was due to increased margins on system sales, resulting from an increase in software licenses and applications sold as part of the Company's voice response systems. Software revenues typically provide larger margins than those associated with hardware.

     Cost of service revenues increased $2,487,000, or 17.5%, while decreasing as a percentage of service revenues from 51.7% to 51.0%. The increase in actual costs was due primarily to increased staffing requirements in the customer support and managed services departments and the increase in variable costs associated with increased managed services revenues. The decrease as a percentage of revenues was due to a large increase in service revenues, which was accomplished without a corresponding increase in the associated costs.

     Selling, general and administrative expenses increased $5,522,000, or 37.8%, primarily because of the additional staff required for the Company's expanding international operations. Research and engineering expenses increased $1,182,000, or 25.0%, due to the addition of research engineers to support the Company's continued commitment to product development. As a percentage of total revenues, selling, general and administrative and research and engineering expenses increased from 33.4% to 37.7%. The Company expects these expenses as a percentage of revenues to decline as the additional staff begins generating revenues.

     S-Corporation distributions decreased $2,139,000, or 30.7%, during the nine month period ended September 30, 1995. The distributions for the period consist of approximately seven months of operating income of the TSL Companies while the same period in 1994 includes all nine months.

     Other income increased by $30,000, or 9.9%, primarily due to the elimination of interest charges during the current nine month period as a result of the repayment in December 1994 of the majority of the Company's long-term debt. Interest income decreased from $348,000 to $337,000, or 3.3%, due to the lower average balance of funds invested for the period.

     The provision for income taxes was 59.6% for the nine months ended September 30, 1995 compared to 41.7% for the same period in 1994. The variance in the effective income tax rate from the United States statutory rate for 1995 was due primarily to the nondeductibility of merger costs associated with the acquisition of the TSL Companies. For the same period in 1994, the variance was due to the nondeductibility of S-Corporation distributions for the TSL Companies and the higher tax rates of the foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1995, the Company had a current ratio of 2.2 to 1, and working capital of $24,599,000, compared to a current ratio of 2.5 to 1 and working capital of $23,912,000 at December 31, 1994. Cash and cash equivalents and temporary investments decreased from $10,977,000 at December 31, 1994 to $4,866,000 at September 30, 1995, primarily due to increases in accounts receivable and inventory, purchases of property and equipment, and costs incurred in connection with the acquisition of the TSL Companies.

     Accounts receivable and inventory increased by $7,645,000 and $3,407,000, respectively, during the nine months ended September 30, 1995. Accounts receivable increased primarily due to higher sales levels and extended payment terms granted to certain customers. The increase in inventory occurred primarily as a result of the anticipation of sales increases by the Company's foreign subsidiaries. These foreign subsidiaries require longer lead times for certain components which are included in customer systems. The increases in receivables and inventory were funded by increases in current liabilities and decreases in the Company's cash balances.

     The Company regularly invests excess funds in short-term securities, such as bankers' acceptances, government obligations and variable rate demand notes, having maturities of up to one year. Management believes that restricting investments to these types of securities maximizes financial flexibility and minimizes exposure to interest rate and market risks. The Company utilizes these investments as a source of liquidity, to the extent that cash requirements exceed short-term cash receipts. The Company has a $5,000,000 unsecured line of credit to provide funds needed on a short-term basis.

     The Company has no significant capital commitments and believes that working capital on hand and funds provided from future operations and short-term borrowings will be sufficient to fund all of the Company's known short-term and long-term capital requirements.

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

     None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a Special Meeting of Stockholders of the Company held on August 8, 1995, the Company's stockholders approved and adopted the Agreement and Plan of Reorganization and Merger (the "Merger Agreement") dated as of May 24, 1995, between the Company and Telecom Services Limited (U.S.), Inc., Telecom Services Limited (West), Inc., TSL Software Services, Inc., and TSL Management Group, Inc. (collectively the "TSL Companies"), and Alan C. Maltz, Scott A. Maltz, Stephen B. Rockoff, and Alan C. Maltz as custodian for Sari Maltz and Lori Maltz, approved the merger of each of the TSL Companies with and into the Company pursuant to the Merger Agreement, and approved the issuance of 3,331,000 shares of the Company's common stock in the Mergers. There were 5,356,738 votes cast in favor of the proposal, 18,691 votes cast against, 25,865 abstentions and 2,716,931 broker nonvotes.

ITEM 5.   OTHER MATTERS

     None

ITEM 6.   EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

     (a)  None

     (b) During the quarter covered by this report, the Company filed a report on Form 8-K dated August 9, 1995, reporting the consummation of the Mergers with the TSL Companies, effective August 8, 1995, as described in Item 4 above. A Form 8-K/A amendment to the report was filed with the Commission on October 24, 1995. The following financial statements were filed with the Form 8-K report, as amended:

          Financial Statements of the TSL Companies

          1. Combined balance sheets of the TSL Companies as of December 31, 1994, and 1993.

          2. Combined statements of operations and retained earnings (deficit) of the TSL Companies for each of the three years in the period ended December 31, 1994, and for the six months ended June 30, 1994, and June 30, 1995 (unaudited).

          3. Combined statements of cash flows for the TSL Companies for each of the three years in the period ended December 31, 1994, and for the six months ended June 30, 1994, and June 30, 1995 (unaudited).

          Pro Form Financial Statements of the Company and the TSL Companies

          1. Unaudited pro forma combined condensed balance sheet of the Company and the TSL Companies as of June 30, 1995.

          2. Unaudited pro forma combined condensed statements of income for the six months ended June 30, 1995, and June 30, 1994.

          3. Unaudited pro forma combined condensed statements of income of the Company and the TSL Companies for the years ended December 31, 1994, 1993 and 1992.

          4. Notes to unaudited pro forma combined condensed financial statements of the Company and the TSL Companies.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:   November 13, 1995



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