Form 10-K
period 1995-12-31
BRITE VOICE SYSTEMS INC
filed 1996-02-23
CIK 852637

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ---------------

                                    FORM 10-K

[ X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1995 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_______________to_______________

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

                           COMMON STOCK, NO PAR VALUE
                                (Title of class)
                               ------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [ X ]  Yes   [   ]   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K:    [    ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of February 16, 1996, was $96,217,613, based upon the last reported sales price on such date. For purposes of this disclosure, shares of common stock beneficially owned by executive officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

     On February 16, 1996, there were 11,495,075 shares of the Registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 14, 1996 are incorporated by reference into Part III of this report. The Proxy Statement is expected to be filed with the Commission not later than April 5, 1996.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     Brite Voice Systems, Inc. (the "Company") designs, integrates, assembles, markets and supports voice processing systems and services which incorporate voice response, voice recognition, voice/facsimile messaging, audiotex and interactive computer applications into customized market solutions. The Company also offers a broad array of telecommunications management services.

     Voice processing systems allow callers to use a telephone to leave or retrieve messages, obtain information stored in a computer database, or input and retrieve information from a host computer. A caller who accesses a voice processing system is typically greeted by a message identifying the owner or principal sponsor of the system, and is then requested to select options from a menu of choices. Most callers using touch-tone telephones input responses by pushing the keys on their telephone key pad. Many of the Company's systems, such as voice activated dialers, allow input of information using spoken commands.

     Typical applications for the Company's systems allow callers to obtain personalized account balances for bank, credit card, or mutual fund accounts, order products or product literature for delivery by mail or by facsimile, pay bills, enroll for college courses, apply for credit cards, and receive stock quotes or other personalized information. The enhanced level of service available through the Company's systems enables the Company's customers to reduce the costs associated with the provision of similar services using live-agent call centers. The Company's audiotex systems allow callers to use the telephone to access a wide variety of computer-stored information, such as sports scores, weather, stock quotes, business news, classified ads or other similar information. Newspapers and Yellow Pages publishers generate revenue through the sales of sponsorships to these categories of information.

     The Company provides a wide range of services to support its customers' voice response activities. In addition to traditional maintenance services, the Company employs a staff of writers and broadcasters who record information for playback on customers' systems, and a staff of telephone operators who process and create personal ads for newspaper customers, provide back office support such as advertiser and system management for Yellow Pages publishers, and assist customers in modifying voice response content for use in Internet or other on-line applications.

     Incorporated in Kansas in 1984, the Company initially concentrated its efforts on the provision of audiotex systems, primarily to newspaper publishers, which used the systems to establish themselves as leading information providers in their respective markets. In May 1991, the Company, through its newly-formed subsidiary, Brite Voice Systems Group, Limited ("BVSGL"), acquired substantially all of the assets of the Voice Systems Group of Ferranti Business Communications, Ltd. BVSGL assembles and distributes voice messaging systems which are sold as customer premise equipment for use behind a private branch exchange and as public telephone network equipment. BVSGL is responsible for the Company's European business and maintains design and production facilities in Manchester, England and sales and support offices in Cambridge, England; Germany; Switzerland and Italy.

     In July 1993, the Company merged with one of its leading competitors, Perception Technology Corporation ("Perception"). Perception's experience as a provider of interactive voice response systems significantly broadened the Company's participation in the voice response industry. In addition, the Company believes that the combined audiotex experience of the two companies established the Company as the leading provider of audiotex systems and information services to the newspaper and Yellow Pages publishing industries.

     In March 1995, the Company acquired Touch-Talk, Incorporated ("Touch-Talk"), based in Dallas, Texas (see Note 2 to the accompanying Consolidated Financial Statements). Prior to the merger, Touch-Talk had been the largest provider of customized application software solutions used by the Company in providing interactive voice response applications. In addition, the Company had licensed from Touch-Talk certain application software development tools for sublicense to customers. The acquisition of Touch-Talk broadened the Company's capabilities in providing turnkey voice response applications to customers seeking a single vendor for all of their voice response requirements.

     In August 1995, the Company acquired Telecom Services Limited (U.S.), Inc., Telecom Services Limited (West), Inc., TSL Software Services, Inc., and TSL Management Group, Inc., (collectively the "TSL Companies", or "TSL"), which were affiliated by common ownership (see Note 2 to the accompanying Consolidated Financial Statements). The TSL Companies offer a broad array of services and products which assist clients in managing various aspects of their telecommunications functions, including controlling and reducing expenses, developing management reports and applications, selecting service and equipment vendors, designing and implementing telecommunications systems, and managing day-to-day operations.

     The Company believes that the mergers described above have provided significant additions and enhancements to its product and services businesses, and expects to continue to evaluate prospects for future acquisitions or other corporate development activities to supplement its internal technology and product development activities. In addition, the Company regularly evaluates all of its product and services offerings for profitability and growth potential, and redesigns, redirects or eliminates those products or services which fail to demonstrate profitability or significant growth potential.

THE COMPANY'S SYSTEMS

     HARDWARE PLATFORMS

     The Company's voice processing systems employ a variety of hardware platforms. Each system consists of a central processing unit, a high capacity hard disk drive, random access memory for vocabulary and speech storage, and telecommunications modules. Various operating systems (primarily QNX-Trade Mark-, UNIX-Trade Mark-, OS/2 and proprietary systems), and a library of software programs which interpret and respond to touch-tone inputs and voice commands from callers, form the basis of the Company's systems.

     AUDIOTEX SYSTEMS. The Company's audiotex systems are based on its BVS 2000, BVS 5000 and VoicePrint voice processing units ("VPUs"), which consist, in part, of a distributed multi-processor system architecture primarily using Intel 80486 microprocessors or Sun Sparc processors, an integrated high speed, local area network, and a real-time, multi-tasking operating system such as UNIX. Analog telephony interfaces and digital interfaces supporting T1 and E1 are available. Through the use of local area network and wide area network technologies, a large number of systems may be dispersed geographically, but managed centrally, thus providing significant savings to a customer by reducing the staffing required to manage a distributed network of VPUs.

     A typical audiotex system will include high performance, high capacity hard disk drives providing significant amounts of speech storage capability. This large speech storage capacity is required for an audiotex system because there is typically no host computer involved, and all speech storage must be maintained within the system. Using voice processing cards, which will accommodate up to 30 telephone lines each, a VPU can be configured to answer up to 60 simultaneous telephone calls. The voice card digitizes, compresses and recreates the recorded
information to sound like the original recording.   The voice card also handles
all telephone network interactions, including processing touch-tone inputs from users of the system. Numerous VPUs may be networked, creating a system capable of answering thousands of simultaneous telephone calls.

     IVR SYSTEMS. The Company's interactive voice response ("IVR") systems are used as front-end peripherals to a wide variety of computer systems to provide direct access to central computer databases. In contrast with audiotex systems, which broadcast the same information to each caller, IVR systems allow callers to retrieve or change account-specific information. IVR systems are designed for very high call volume applications which generally require little speech storage within the system.

     The Company's IVR systems are configured around the Company's BT-III, Interact and BT-IV voice processors (each referred to as a BT voice processor). A BT voice processor provides touch-tone caller access to the application processor or host computer. The BT voice processor interfaces directly with a minicomputer or microcomputer; however, to interface with a main frame computer a communication controller is required. The Company's VOCOM systems provide this communication feature.

     The Company's VOCOM systems are designed to operate on a stand-alone basis or to provide customer applications requiring remote data entry/data access to a mainframe host computer. Each VOCOM system combines a BT voice processor with an application processor to perform many data processing tasks internally, reducing the load on the mainframe host computer. The application processor can perform many functions, such as statistical logging or data verification, in which case the host computer is accessed merely as a database resource. VOCOM systems also include dial-up modems for remote diagnostic and maintenance support. There are three members in the VOCOM product family, each of which is distinguished by the application processor that is used as part of the system. The VOCOM V is based on a VAX-Trade Mark-, the VOCOM 40 is based on a PC compatible machine, and the VOCOM 6000 is based on an RS6000-Trade Mark-, all running under their respective UNIX operating systems.

     The Company has developed a voice recognition server to provide state-of-the-art voice recognition compatibility to customers having older BT voice processors. The voice recognition server is based on Dialogic and Voice Control Systems' technology and provides up to 96 channels of discrete and continuous voice recognition per system.

     VOICE MESSAGING SYSTEMS. Voice messaging systems allow users to store, send and receive information over the telephone. In addition to voice messaging, the systems provide call answering, call routing, dictation and automated attendant features.

     The Company's Voice Services Director ("VSD") platform offers a wide range of value-added services for public telephone network operators. The VSD provides voice messaging, FAX, audiotex, debit card, and network announcement applications, and is the platform on which the Company's European Intelligent Network applications are based. The VSD can support up to five million mailboxes in an integrated system. The VSD provides an integrated administration system, using state-of-the-art graphic user interface operator terminals across a geographically distributed VSD network implementation. The VSD is based on the BVS 5000 hardware platform using

Dialogic telephony interfaces and supports channel associated signaling ("CAS"), integrated digital services networks ("ISDN"), and CCITT SS7 signaling in both fixed and mobile networks. The VSD control and administration functions are implemented under UNIX using a standard relational database for enhanced flexibility. VSD uses RAID disk architecture for high capacity, fault-tolerant message storage.


     The Company's customer premise voice messaging products, the VM1000 and VM2000, support integrated voice and fax mail, auto attendant, directory and voice forms services. The VM1000 and VM2000 use industry standard PC technology, including 80486 microprocessors and high capacity hard drives. These systems are capable of answering up to 24 simultaneous phone calls.

     APPLICATION SOFTWARE

     The Company has written application programs to create turnkey solutions targeted for specific industries. For example, CityLine-Trade Mark-, a system sold to daily newspapers, is a combination of equipment and an audio network which offers a wide variety of information free to the caller, including stock quotes, sports scores, business news, weather and public opinion polling. Newspapers offering CityLine generate revenues by selling advertising sponsorships on their systems. Voice Directories-Trade Mark-, sometimes called "talking yellow pages", is a similar product designed for Yellow Pages publishers and telephone companies.

     VoiceSelect-Trade Mark- is a voice activated system for cellular telephones which allows a cellular telephone user to access telephone numbers using spoken commands rather than the keys on the cellular telephone. The use of voice activated dialing permits drivers to keep their hands on the wheel and eyes on the road, promoting safety and convenience of use. VoiceSelect is marketed to cellular providers around the world.

     Application programs designed for use with IVR systems are often written in cooperation with a series of independent software vendors ("ISVs"). These ISVs typically have specialized skills, which allow the Company to economically obtain specialized, industry-specific programming. Many application software packages can be used to create products targeted for specific vertical markets. Examples include higher education, where the Company's systems enable university and college students to register for courses 24 hours a day via touch-tone phones; the financial services market where the Company's systems allow callers to perform a wide range of banking transactions by phone 24 hours a day; and utility companies, where the Company's systems provide automated customer service functions such as power outage reporting, billing inquiries and meter reading. The Company's acquisition of Touch-Talk in March 1995 broadened its base of software programming expertise; however, the Company continues to utilize ISVs in areas where Touch-Talk does not have significant experience.

     Many of the Company's systems are being installed in advanced intelligent network applications around the world. These applications have been integrated with open-programmable switches such as the Summa Four VCO80 with its integrated SS7 options. The Company provides switch control software which controls call routing and integrates the Company's software applications with the switching platform.

SERVICES

     The Company offers a wide range of services in conjunction with its voice processing systems. These services are typically available on either an annual or quarterly basis and generally complement or support the Company's voice processing systems.

As a result of the TSL Merger, the Company also provides a variety of telecommunications management services.

     MANAGED SERVICES

     As a complement to its system sales, the Company provides certain voice processing services on a managed service basis. In a typical managed service relationship, the Company provides all necessary equipment and personnel, allowing the customer to avoid both the front-end cost of purchasing equipment, and the continuing cost of having operational personnel on staff. Charges for these services may be based on fixed rates per month, per call or per minute, or may consist of a share of the revenue or profits generated by the service. The Company provides both inbound and outbound telemarketing functions for customers in conjunction with these services. The Company generally provides managed services in niche markets where the customer does not have the expertise on staff, has a desire to outsource the voice processing function, or where the Company can provide significant added value to the customer. As of December 31, 1995, there were 59 people employed in this capacity.

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

     In conjunction with audiotex systems placed in a Yellow Pages publisher's market, the Company writes, produces and manages information scripts ("CONSUMER TIPS-Trade Mark-") included as the opening position in the Yellow Pages top 200 advertising categories. These Consumer Tips typically include four to five topics of interest to shoppers who call these advertising categories. The Yellow Pages publisher sells sponsorships to these Consumer Tips, and the Company produces the information and maintains contact with the advertisers throughout the year to provide feedback on the success of the sponsorship and helps update the advertisers' messages for seasonal specials and other changes that cannot be made to printed advertisements. Current customers include Bell South, NYNEX, U.S. West, Southwestern Bell, GTE Directories, Rochester Telephone and a number of independent directory publishers.

     CARSELECT-Trade Mark- allows customers shopping for automobiles to enter a range of search criteria, such as make, model year, and maximum miles driven, through a touch-tone phone. CarSelect then locates the available vehicles that match the buyer's needs and either plays an audio message or delivers a fax describing the features of each vehicle. A caller may enter his telephone number, and, if any new listings are placed on the system that meet the caller's criteria, the system will automatically place a call to the caller, informing him of the new listing. CarSelect is marketed to daily newspapers which sell "parking places" on the system to automobile dealers. The Company generally receives a fee for each listing a newspaper places on the system.

     The Company has offered its newspaper customers two "personal ads" services, 900 VOICE PERSONALS, and PERSON-TO-PERSON, each of which is an extension of the traditional "personal ads" published in newspapers. Using the 900 Voice Personals service, responders to advertisements call a 900 telephone number and leave a message in a voice mail box. Each call to the 900 number costs the caller approximately $2.00 per minute, which is collected by the caller's long distance carrier and shared with the Company. Advertisers generally may retrieve messages left for them without charge, but must pay the same $2.00 per minute to respond to a message. This method of responding to ads is more immediate than traditional methods, and has provided a significant source of new revenue to newspapers which have implemented the service. The Company provides customer support, layout services and promotional materials. The newspaper prints the ads that are placed and receives a share of the revenues generated from advertisers and responders.

     In 1992, the Company licensed certain software implementing patented technology enabling it to offer the Person-to-Person product. Call volumes were below expectations, primarily due to the complexity of the product. Due to financial guarantees made to certain customers, call center staffing requirements and overhead costs, the Company was unable to achieve profitability using this product. As a result, the Company has discontinued marketing Person-to-Person to new customers, and has allowed its exclusive license to the product to lapse (see Note 3 to the Consolidated Financial Statements).

     In 1995, the Company began providing INTERNET services to its media customers. Because Brite is currently an information provider, via audio and facsimile to newspapers and Yellow Pages publishers, the conversion to an on-line format is relatively simple, and the Company believes its existing relationships provide a competitive advantage over other companies offering similar services to Brite's customer base. Specifically, Brite provides application hosting, application and home page development, software order processing, help desk services and information content for local web site applications. During 1996, the Company intends to expand its Internet offerings to other industries within its customer base.

     TELECOMMUNICATIONS MANAGEMENT SERVICES

     Through its August 1995 acquisition of the TSL Companies, the Company provides a broad range of telecommunications management services. As of December 31, 1995, 66 people were employed in this area.

     BILLING VERIFICATION SERVICES. The Company's billing verification service consists of auditing telephone rates, tariffs, taxes, surcharges and other charges billed by voice and data telecommunications carriers and vendors. The Company (i) verifies that the client pays only for the services, circuits and equipment it actually uses and for which it has contracted; (ii) ensures that the proper rates, tariffs, taxes and surcharges, primarily for services and equipment, and also usage, are applied; (iii) corrects billing discrepancies; and (iv) prepares claims and negotiates and collects refunds. Billing verification services generate refunds of historical overcharges and reduce costs, generally producing ongoing savings to the Company's clients.

     MANAGEMENT SOFTWARE APPLICATIONS AND SERVICES. The Company has developed software which enables its clients to better understand, control and allocate their telephone and fax expenses. The software utilizes modems and data-links to measure call activity at each of a client's facilities and combines this information with call detail records which are available from local and long distance service providers. Telecommunications expense management software products and services are provided either on a service bureau basis through the Company's New Jersey data center, or on a licensed basis with ongoing services aimed at tracking, processing and allocating the expenses associated with a client's daily calls. These products and services include: (i) call accounting services for telecommunications expense management; (ii) the Fraud-Chek-Registered Trademark- service which curtails unauthorized employee phone calls and abuses, which are detected automatically once predetermined thresholds are reached, triggering an alarm call to the Company's 24 hour toll fraud line; (iii) the EZ-View reporting product which enables a client to view its call record details, search for and sort data in order to manage call efficiencies and costs, and produce management reports; and (iv) Telecommunications On-Line Management Systems ("TOMS"), a PC-based, on-line operations management system, which aids clients in more effectively managing facilities, including equipment inventories and circuits, work orders and phone and data systems expenses.

     The Company's call accounting service collects call information from PBX systems, Centrex services and carrier activity tapes, and is regularly updated for new discount programs. This information is stored in a central database computer at the Company's Parsippany, New Jersey facility. Sophisticated remote polling devices record the data, which, include originating line numbers, authorization numbers, dates and duration of calls, dial access and called numbers, and trunk groups used. The various call records are then processed into a user-defined format and provided to clients on a monthly basis. Traffic volumes monitored by the Company's data center identify unusual volume variances in order to adjust schedules and recommend upgrades or downgrades to field units. The call accounting service provides bill consolidation and is often packaged with one or more of the software products described above.

     The Company's monthly reports, which include details such as the ten most expensive calls, repeated calls to local or long distance numbers, and the amount of telephone usage by each employee, enable managers to easily spot misuse and waste. The ability of the Fraud-Chek-Registered Trademark- service to detect misuse can result in substantial decreases in long distance charges once employees become aware of the information that is available to management. Most call accounting services are provided on a monthly basis, usually pursuant to contracts which are cancelable upon 30 days notice.

     TOMS is typically licensed to clients on a perpetual basis, with the fee being based primarily upon the number of modules licensed and the degree of customization required. The TOMS system license is generally coupled with an ongoing maintenance service contract which includes: (i) diagnosis and correction of system errors, malfunctions and defects; (ii) technical services which maintain compatibility between the Company's software services and products and the client's hardware and operating systems; and (iii) enhancements and modifications to the Company's software as might benefit the client, or as required. Among its many features, the reports generated by TOMS allow managers to verify that warranty and service contracts are current and that repairs are appropriately billed against contracts, and facilitates the allocation of the costs of telecommunications equipment and circuits among departments.

     TECHNICAL CONSULTING. Technical consulting consists of designing, engineering, procuring and implementing telecommunications services, networks, systems and equipment. The Company provides clients with both technical and engineering expertise, drawing upon the experience of the Company's consultants, engineers, and management to complete large projects. Projects include strategic planning related to telecommunications systems, such as a corporate relocation, data communications network design, voice communications system design, disaster recovery planning, the relocation or creation of financial institution trading floor systems and other technical advice regarding available systems and services.

     All consulting projects are based on agreements or contracts which require specific performance and are cancelable by the client in the event of non-performance. Project durations range from two months to an ongoing basis, averaging approximately 12 months, and often require follow-up maintenance work or other complementary products and services.

     OPERATIONS MANAGEMENT. Operations management services have developed as an outgrowth of the Company's other telecommunications management products and services, and consist of on-site and off-site continuing support to clients wishing to outsource certain telecommunications related functions, such as telephone moves and installations, telephone circuit installations and moves for data service providers, trouble reporting and resolution, and internal telephone billing. The services also maintain an up-to-date telephone directory for the client and manage equipment warranties. These services are typically delivered pursuant to oral agreements, and often provide the Company an opportunity to provide additional software services to clients.

     SERVICE CONTRACT AND REPAIR

     The Company's systems are generally sold with limited warranties which range from 90 days to one year. All systems contain built-in modems, allowing Company personnel to perform diagnostic procedures and many software upgrades and enhancements remotely. Customers may contract for extended warranty coverage under any of several plans.

     The Company maintains a customer service department consisting of a help desk function, a field service organization and a training department. The help desk function is staffed by professionals with specialized skills in hardware diagnostics, software support and applications programming, who respond to customer questions regarding software warranty claims and assist customers in developing and debugging application programs.

     A geographically dispersed field service staff is responsible for system installation and on-site hardware maintenance, including warranty claims. To date, warranty claims have not been significant.

     The training department provides beginning and advanced training sessions for both customers and employees on topics such as product orientation, system operation and programming and advanced software and technical development.

     As of December 31, 1995, there were 72 people providing customer support.

     ELECTRONIC INFORMATION SERVICES

     The Company creates, produces and broadcasts electronic information services, which it provides to purchasers of its audiotex systems, primarily newspapers, Yellow Pages publishers and telephone companies. These services provide pre-packaged content for the Company's systems and relieve the purchaser of the responsibility for creating and loading information on the system. The Company's staff of 28 writers, editors and broadcasters produces audio information under many broad categories, such as news, weather and sports, and under many specialized categories such as gardening tips, horoscopes and soap opera updates. The Company produces over 3,000 categories of information, of which over 1,800 are updated on a daily basis. Subscribers to the Company's information services receive category updates by satellite transmission, some of which occur as often as every 15 minutes. Newspapers or Yellow Pages publishers which subscribe to the service are licensed to receive the network on an annual basis. The publisher generally provides the information to callers without charge, and generates revenue by selling advertising sponsorships to the various categories. Much of the information available in audio form is also available by facsimile, or in an on-line format.

     In addition to its audio networks, the Company writes and produces "library programs" in both audio and facsimile formats, which are installed on systems sold to hospitals, real estate brokerage firms and other customers for specific applications. These library programs are updated periodically and billed on an annual basis.

SALES AND MARKETING

     DOMESTIC SALES

     The markets for audiotex and IVR systems include organizations having a need to service large volumes of telephone callers seeking information about specific topics. The markets for voice messaging systems include organizations wishing to streamline internal and external communications, reduce interruptions and provide enhanced customer service. The markets for the Company's telecommunications management and managed services include almost any public or private entity which is a substantial user of voice and/or data telecommunications.

     The Company sells its systems and services domestically primarily through a direct sales force, with individual personnel being responsible for either a specific industry, territory or product line. There are 32 direct sales personnel, 11 of whom are located in the Company's Wichita, Kansas headquarters. The remainder are located throughout the United States, including the Company's offices in Canton, Massachusetts; Dallas, Texas; New York City; Parsippany, New Jersey; and San Francisco, California.

     The Company also markets its systems through companies offering integrated systems for sale to end users, using the Company's hardware platforms. These companies include Amarex Technology, Inc., Digital Data Voice Systems, Electronic Data Systems, Southwestern Bell Telecom, Systems and Computer Technology Corporation, Tandem Computers, and Vicorp Interactive Systems.

     INTERNATIONAL SALES

     International revenues were $26,121,000, $15,679,000, and $10,422,000 in
1995, 1994 and 1993, respectively, and amounted to 27%, 20% and 18% of revenues for such periods. The majority of international revenues are derived from the sale of voice messaging systems which are currently sold exclusively in international markets.

     Sales outside the United States are made through a number of sources.
Sales into Europe are made by the Company's subsidiaries: BVSGL (Manchester and Cambridge, England), Brite Voice Systems Group, GmbH (Wiesbaden, Germany), BVS S.p.A. (Rome, Italy), and BVS A.G. (Zurich, Switzerland). Sales into Canada and South America are made by the Company's U.S.-based sales force, and sales into other areas of the world are made through a combination of the Company's U.S.- based sales force, distributors and local agents. The Company has employees based in Dubai, United Arab Emirates who are responsible for sales to the Middle East and Africa, and during 1995, the Company opened offices in Singapore and Johannesburg, South Africa to support sales made in those regions.

     The Company's European subsidiaries market systems to two distinct sectors of the voice messaging market throughout Europe. The VM1000 and VM2000 are targeted to corporate users providing voice messaging as an enhancement to the PBX, while the VSD is marketed to public telephone network service and large volume business applications. The subsidiaries market systems through a staff of 14 direct sales persons, and through prominent PBX manufacturers such as Philips, Ericsson, Telenorma and S.E.L.

     During 1995, BVSGL rapidly expanded its installed base of VSD systems, the first of which was installed during the fourth quarter of 1994. In addition to significant expansion of the system purchased by Cellnet (an affiliate of British Telecom Cellular Radio), BVSGL also delivered VSD systems into Spain, Hong Kong, Africa, and the Middle East.

     The Company's subsidiaries are also responsible for marketing and supporting the Company's audiotex, IVR and voice dialing systems throughout Europe. During 1995, the Company increased its staff to 14 direct sales persons to begin marketing these systems. The Company believes that the European market is behind the U.S. in terms of market penetration of audiotex and IVR systems and that significant future growth is possible. Much of the Company's effort in 1996 will be focused on shifting the emphasis in this marketplace from the small, PBX-based voice messaging systems to audiotex and IVR applications.

     During 1995, 64% of the sales by the Company's European subsidiaries were concentrated in five customers. The loss of any of these customers could have a material impact on the Company's international revenues and results of operations.

     The Company sells its audiotex, IVR and voice dialing systems throughout the rest of the world through its direct sales force, independent sales agents and value-added resellers ("VARs"). Where possible, the Company uses the services of agents and VARs in foreign markets because of their familiarity with local markets and their knowledge of, and abilities to work within, local governmental regulations. VARs typically purchase the Company's hardware and license the operating software. In some instances, VARs provide additional software programming or information packages to complete the systems. Agents used by the Company typically receive a commission on sales made into their territories.

     The Company faces a number of risks in conducting its international business that do not affect its domestic business, including greater concentration of business with fewer customers, longer payment cycles, greater difficulty in accounts receivable collection, and difficulty in staffing and managing foreign subsidiary operations. Installation of the Company's products outside the United States requires that the Company conform to local telephone and electrical regulations. The Company has traditionally relied on its suppliers to obtain the necessary registration in order for the Company to install products within an individual country. There can be no assurance that these factors will not have an adverse impact on the Company's future international sales or operating results in the future. See Note 12 to the Consolidated Financial Statements contained herein for additional information with respect to foreign and domestic sales and assets.

RESEARCH AND ENGINEERING

     The voice processing industry is subject to rapid technological change, including continuing improvements in hardware and software performance. In order to maintain its competitive position, the Company must continually release new products and develop enhancements and new features for its existing products on a timely basis. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis, product modifications or enhancements or new products that respond to technological advances by others, or that such new or enhanced products or features will adequately and competitively address the needs of the marketplace. Because of the increasing complexity of the Company's products, these efforts can be expected to continue to increase in technical difficulty. Moreover, the Company must manage product transitions successfully, since announcements or introductions, or the perception that such events are likely to occur, by either the Company or its competitors could adversely affect sales of existing Company products.

     The Company performs rigorous testing prior to releasing its products. Nevertheless, products as complex as the Company's often contain undetected errors or "bugs" when first released, which are discovered only after the product has been used by many different customers and in varying applications. Although the Company's current products have not experienced bugs that have had a significant financial or operating impact on the Company, there can be no assurance that such problems will not occur in the future.

     Research and product engineering activities are conducted by the Company's staff of 91 engineers, located in Wichita, Kansas; Canton, Massachusetts; Dallas, Texas; Parsippany, New Jersey; and Manchester, England. During 1995, 1994 and 1993, the Company spent approximately $8,520,000, $6,436,000 and $5,863,000, respectively, on research and engineering. As a percentage of revenues, these amounts represent 8.8%, 8.1% and 10.4%, respectively. The Company expects that to be successful, it will be required to continue to increase its level of research and engineering expenditures in absolute terms, and that such increases may also increase as a percentage of sales.

MANUFACTURING

     The Company's manufacturing operations consist primarily of assembly of components, burn-in, testing and quality assurance functions, which are performed at both its Canton, Massachusetts and Manchester, England facilities. Limited assembly work is performed at the Company's office in Wiesbaden, Germany The Company is unable to expand its current manufacturing space in Manchester to accommodate additional increases in sales, and is investigating alternatives, including the rental of additional space and the manufacture of products for shipment to European customers by the Canton facility.

     Manufacturing in Canton is performed on only one shift, and the Company devotes less than 25% of its Canton facilities to manufacturing; therefore, the Company believes its production facilities are adequate for U.S. operations for the foreseeable future, and that production of products for European customers could be undertaken if necessary. If, however, the Company could not meet demand for additional products, revenues and operating results could be adversely affected.

     For product standardization, quality control, and volume purchasing efficiencies, the Company has elected to purchase certain components from sole suppliers. Although the Company historically has been able to obtain supplies of these components in a timely manner, the interruption in supply of any of these components could have an adverse impact on the Company's revenues and operating results. While the Company believes that other suppliers could provide required components in the event of an interruption in supply, a change in suppliers could cause a delay in manufacturing and a possible loss of sales, which would adversely affect operating results.

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

BACKLOG

     The Company maintains an inventory of component parts which generally enables it to assemble, test and ship complete systems within two weeks of receipt of an order. The short lead time prior to shipment of systems generally results in a minimal backlog of systems orders. As of December 31, 1995, the Company and its subsidiaries had a systems backlog of $11,578,000, compared to $8,087,000 as of December 31, 1994 and $4,873,000 as of December 31, 1993. All
of the backlog at December 31, 1995 is scheduled to be shipped in 1996. There can be no assurance that any such orders will not be canceled or re-scheduled. Because of the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog as of any particular date may not be indicative of actual revenues for any future period.

COMPETITION

     The market for voice processing systems is highly competitive and includes numerous suppliers of hardware and software of varying specifications. The Company's competition in general purpose voice response systems includes Intervoice, Syntellect, Periphonics and other voice processing system manufacturers. In addition, the Company competes with larger companies, such as IBM, AT&T and Digital, for whom voice response is a small portion of their overall business. The Company also faces competition for its audiotex and European voice messaging systems from voice mail providers, such as Octel, Comverse Technology and Boston Technology. Because there are no significant technological barriers to entry into these markets, many small companies also offer competing products. In addition, as the Company's markets continue to grow, increasing numbers of applications will be introduced by existing and new competition.

     The Company believes that the principal factors affecting competition in the market for voice processing systems are ease of use, flexibility, reliability, overall technical performance, price and customer service, and that the Company competes favorably as to these factors.

     The market for telecommunications management services such as those provided by the Company is extremely fragmented, and competitors range from small start-up companies who compete on a local basis, to large, nationally-known firms such as AT&T, Electronic Data Systems and IBM. The Company competes with the small local companies on the basis of its well recognized client base, general reputation, credibility with telecommunications vendors and proven methodology. The Company believes these factors enable it to compete effectively against these competitors.

     Large firms such as AT&T, Electronic Data Systems, and IBM often attempt to capture an organization's entire telecommunications-related activities. The Company, on the other hand, limits its products and services as described herein, and believes that its software resources and the abilities of its personnel enable it to compete favorably with these companies.

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

     The Company has periodically received, and may receive in the future, communications from third parties asserting patent rights or copyrights on certain of the Company's products and product features. The Company believes that its products and other proprietary rights do not infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future, or that any such claims will not require the Company to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of such claims. There also can be no assurance that the Company will be able to obtain licenses to disputed third party technology or that such licenses, if available, would be available on commercially reasonable terms.

     The Company has registered with the United States Patent and Trademark Office trademarks on CityLine, TeleCare, Cellular Information Network, Voice Directories, Real Estate Hotline, TeleRent, TeleSchool, BriteFax, Perception, Fraud-Chek, and Brite & Design.

EXECUTIVE OFFICERS

     The executive officers of the Company, their ages and the period during which each has served in his present office are as follows:

     Stanley G. Brannan (46) is the Company's founder and has been its President, Chief Executive Officer and Chairman of the Board since inception. Prior to founding the Company, Mr. Brannan founded Mycro-Tek, Inc., a company specializing in the manufacture of microprocessor-based products used in electronic newsroom systems and television character generators. When Mycro-Tek, Inc. was acquired by Allied Corporation in 1980, Mr. Brannan was employed by Allied and eventually became president of the company's Merganthaler USA Division.

     Alan C. Maltz (45) was elected Executive Vice President of the Company and a Director in August 1995, immediately following the merger of TSL with the Company. Mr. Maltz co-founded each of the TSL Companies. Prior to the founding of the TSL Companies, Mr. Maltz was Vice President of Telecommunications Systems at Bankers Trust Company, where he managed the engineering, design and operation of all global telecommunications systems since 1974. Prior to his employment by Bankers Trust

Company, Mr. Maltz was employed as a project engineer by Western Union and New York Telephone Company.

     Scott A. Maltz (38) was elected Vice President and Director of the Company in August 1995, immediately following the merger of TSL with the Company. Mr. Maltz was a co-founder of TSL (West) in 1989 and served as its President until the merger. Prior to joining TSL, Mr. Maltz was employed by Bain & Company, a management consulting firm where he consulted with clients in the telecommunications, financial services and personal computer industries.

     Leon A. Ferber (53) was elected Executive Vice President of the Company in August 1993, immediately following the merger of Perception with the Company. Prior to the merger, Mr. Ferber founded and served in a number of management positions with Perception since 1968, most recently as President and Chief Executive Officer from April 1990 to July 1993.

     Donald R. Walsh (59) joined the Company as Executive Vice President in August 1990. From 1987 to August 1990, he served as President of the Information Services subsidiary of Philadelphia Suburban Corporation. Prior to 1987, he was employed by IBM, where he held several management positions, primarily relating to sales and marketing.

     David F. Hemmings (49) was appointed Executive Vice President of Brite in September 1993. Mr. Hemmings served as Senior Vice President of Boston Technology, Inc., a worldwide voice mail systems supplier, from 1991 until joining the Company in 1993, and prior to that was President of International Systems Integration, Inc. from 1985 to 1991. International Systems Integration was a business consulting firm responsible for, among other things, assisting Sprint in winning the Federal Telecommunications Systems contract from the federal government.

     Glenn A. Etherington (41) has served as Chief Financial Officer of the Company since August 1988. He was Treasurer from August 1988 until August 1993, and has been Secretary since August 1993. From April 1984 until joining the Company, he served in various capacities including Vice President of Finance, Controller and Treasurer of American City Business Journals, Inc., a publisher of weekly business newspapers. Mr. Etherington is a certified public accountant.

     The Company's executive officers are elected by, and serve at the discretion of, the Board of Directors.

EMPLOYEES

     As of December 31, 1995, the Company and its subsidiaries had 633 employees, of which 582 were full-time employees. Of the full-time employees, there were 449 located in the United States, 105 in England, 11 in Germany, four in Italy, five in Switzerland, two in Dubai, United Arab Emirates, four in Singapore and two in Johannesburg, South Africa. Of the full-time employees, 141 were engaged in sales and marketing, 304 were engaged in production, operations or customer support, 91 were engaged in research and engineering, and 46 were engaged in providing administrative services.

     The Company has never had a work stoppage, no employees are represented by a labor organization and the Company considers its employee relations to be good.

ITEM 2.   PROPERTIES

     The Company maintains principal facilities in Wichita, Kansas; Canton, Massachusetts; Dallas, Texas; New York, New York; Parsippany, New Jersey; and San Francisco, California. The Company owns its headquarters building in Wichita, Kansas, which contains 40,000 square feet and houses its principal corporate offices, research and engineering and information services facilities. The Company also leases 31,250 square feet of office space in Wichita in which it operates its call center in support of its managed service activities. The lease expires in June 1997, and may be renewed for two additional one-year terms. The Company's building in Canton, Massachusetts, a suburb of Boston, contains 42,600 square feet and houses executive offices, research and engineering and manufacturing facilities. The term of the Company's lease expires in March 1998. The Company leases 17,340 square feet of office space in Carrollton, Texas to conduct engineering and product development activities.
The lease expires in September 1997. The Company leases 4,500 square feet of office space in New York, New York, which serves as the primary base of operations for East Coast telecommunications management services. The lease expires in February 2000. The Company occupies approximately 5,900 square feet in Parsippany, New Jersey, which contains certain data processing operations. This lease expires in November 2002. The Company also leases 1,548 square feet in San Francisco, California, which houses the Company's West Coast telecommunications management services operations. This lease expires in September 1996.

     BVSGL leases approximately 10,000 square feet of office space in Manchester, England, containing administrative offices, engineering and manufacturing facilities and the sales and marketing departments of BVSGL. The lease expires in 1996, and may be renewed, at the option of the Company, for an additional five year period. The Company also leases 10,200 square feet for the Cambridge, England administrative office. This lease expires in September 2001.

     Brite Voice Systems Group, GmbH leases approximately 3,200 square feet of office space in Wiesbaden, Germany. This facility houses administrative and sales staff, and expires in October 1996.

     BVS SpA leases approximately 700 square feet of office space for its administrative and sales staff in Rome, Italy. This lease expires in March 2001.

     BVS AG leases approximately 2,500 square feet of office space for its administrative and sales staff in Glattbrugg, Switzerland, which lease expires in September 1999.

     The Company maintains regional sales and support offices in Cleveland, Ohio; Grandville, Michigan; Rolling Meadows, Illinois; Temecula, California; and Woodstock, Georgia. These facilities are generally subject to short-term leases of one year or less.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is subject to claims and litigation from time to time arising in the normal operation of its business. Management believes that the ultimate resolution of any pending claim will not result in any material loss to the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No information is required in response to this Item, as no matter was submitted to a vote of the registrant's security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II


     ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the Nasdaq Stock Market under the symbol BVSI. Prices per share reflected in the following table represent the range of high and low sales prices reported by the Nasdaq Stock Market for the quarters indicated.


                                                        High             Low
                                                        ----             ---
     1995
     March 31. . . . . . . . . . . . . . . . . . .   $  21.88        $  15.25
     June 30 . . . . . . . . . . . . . . . . . . .      21.00           15.88
     September 30. . . . . . . . . . . . . . . . .      24.50           18.25
     December 31 . . . . . . . . . . . . . . . . .      18.50           12.00

     1994
     March 31. . . . . . . . . . . . . . . . . . .   $  15.75        $   9.63
     June 30 . . . . . . . . . . . . . . . . . . .      13.63            7.63
     September 30. . . . . . . . . . . . . . . . .      14.13            9.38
     December 31 . . . . . . . . . . . . . . . . .      19.75           12.25


     Since becoming a public company in 1989, the Company has not paid cash dividends on its common stock, and does not plan to pay cash dividends to its stockholders in the near future. The Company is not bound by any contractual terms that prohibit or restrict the payment of dividends; however, the Company presently intends to retain its earnings to finance future growth of its business.

     As of February 16, 1996, the Company had 453 stockholders of record, excluding individual participants in security position listings.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table contains certain selected financial data which should be read in conjunction with the Company's financial statements and notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations. The selected financial data as of and for the years ended December 31, 1995, 1994 and 1993 have been derived from the financial statements of the Company audited by Arthur Andersen LLP, independent certified public accountants. The selected financial data as of and for the years ended December 31, 1992 and 1991 have been restated by the Company to reflect the TSL merger, and are derived from the financial statements of the Company audited by Baird, Kurtz & Dobson, independent certified public accountants, and the financial statements of the TSL Companies. The balance sheets as of December 31, 1994 and 1993 and the income statements for each of the three years in the period ended December 31, 1994 of the TSL Companies have been audited by Ernst & Young LLP, independent certified public accountants. The balance sheets as of December 31, 1992 and 1991 and the income statement for the year ended December 31, 1991 of the TSL Companies from which the selected financial data is derived are unaudited.



                                                                             Years Ended December 31,
                                                   ---------------------------------------------------------------------
                                                      1995           1994           1993           1992            1991
                                                   ---------     ----------       ---------     ---------      --------
                                                                      (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
  Revenues . . . . . . . . . . . . . . . . .       $  97,078      $  79,940      $  56,412      $  42,265      $  41,846
  Operating income (loss). . . . . . . . . .           5,708          6,005         (1,606)        (3,951)         2,017
  Net income (loss). . . . . . . . . . . . .           3,950          4,425         (1,303)        (2,423)         2,339
  Net income (loss) per share. . . . . . . .             .33            .38           (.12)          (.22)           .21
  Weighted average shares used in
    computation. . . . . . . . . . . . . . .          11,922         11,526         11,068         10,865         11,031

BALANCE SHEET DATA:
  Working capital. . . . . . . . . . . . . .       $  26,934      $  23,772      $  20,918      $  22,522      $  25,483
  Total assets . . . . . . . . . . . . . . .          58,832         51,888         41,328         39,745         43,043
  Long term debt . . . . . . . . . . . . . .              --             --          1,040          1,055          1,255
  Stockholders' equity . . . . . . . . . . .          40,446         35,547         29,655         30,669         33,551


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BASIS OF PRESENTATION

     Effective August 9, 1995, the TSL Companies were merged into the Company in a transaction accounted for as a pooling of interests (see Note 2 to the Consolidated Financial Statements). TSL provides a broad array of services and products which assist clients in managing various aspects of their telecommunications requirements. The acquisition resulted in the issuance of 3,331,000 shares of Brite's Common Stock in exchange for all of the outstanding common stock of the TSL Companies. As of the date of acquisition, total liabilities of the TSL Companies exceeded total assets by approximately $283,000. The financial information presented herein has been restated to include the accounts and operations of the TSL Companies for all periods.

     On March 31, 1995, the Company issued 150,000 shares of its common stock for all of the outstanding common stock of Touch-Talk, Inc.
(the "Touch-Talk Merger"), and Touch-Talk was merged into the Company. The Touch-Talk Merger has been accounted for as a pooling of interests. The net assets of Touch-Talk, Inc. were $560,000 at March 31, 1995. The effect of this pooling is immaterial to the operations of the Company and, accordingly, prior years' financial statements have not been restated.

RESULTS OF OPERATIONS

     1995 COMPARED TO 1994.   Total revenues increased $17,138,000 to
$97,078,000, or 21.4%, compared to the same period in 1994, primarily as a result of sales of systems to new customers, equipment and software upgrades and expansions to existing customers, and increased volume of service revenues, resulting from the addition of new customers.

     Domestic system sales, consisting of general purpose voice response systems and electronic publishing systems, decreased slightly to $28,443,000, from $28,663,000 in 1994, due to a decline in demand for the Company's electronic publishing systems.

     General purpose voice response system sales increased $3,001,000 to $23,998,000, or 14.3%, primarily due to expansion of business from existing customers, the addition of new customers through the replacement of first generation voice response equipment of other voice processing vendors, and expansion of the Company's product line to include more custom modification to its hardware platforms.

     Electronic publishing system sales decreased $3,221,000 to $4,445,000, or 42.0%. The Company attributes this decrease to continued saturation of the market for this type of system. The Company believes it holds a significant majority of the market share for audiotex systems sold to newspapers and Yellow Pages publishers. Many of the Company's customers have slowed their deployment of audiotex systems in the last year, as interest in on-line systems and services have decreased demand for audiotex systems. The Company believes that sales of these systems in future periods will become increasingly more difficult to obtain in the domestic market.

     International system sales increased $9,791,000 to $24,254,000, or 67.7%, primarily due to sales of the Voice Services Director ("VSD"), a voice messaging product sold to cellular network providers around the world. In 1995, the Company significantly expanded its customer base outside the United Kingdom, placing systems in Hong Kong, the Middle East and certain countries in Africa. The Company believes the international markets are behind the United States markets in terms of acceptance of voice response technology, and that prospects for growth in these markets will exceed those in the United States during the next several years.

     The Company's system sales are dependent upon continued orders by existing customers, orders from new customers, and development of new products. There can be no assurance that the Company will be able to increase or maintain its market share in the future or to sustain recent growth rates.

     Service revenues increased $7,567,000 to $44,381,000, or 20.6%. Managed service revenues, consisting of telecommunications management services, Consumer Tips, Person-to-Person and 900 Voice Personals, increased 22.2%, from $22,973,000 to $28,071,000 due primarily to an expanding customer base for Consumer Tips and an increase in revenues from telecommunications management services. Service contract and repair revenues increased 26.7%, from $8,730,000 to $11,065,000, due to the Company's continuing emphasis on expanding its base of customers who subscribe to quarterly or annual maintenance contracts. Information services and other service revenues increased 2.6%, from $5,111,000 to $5,245,000, due primarily to the introduction of new audio products.

     Cost of system sales increased $3,651,000 to $22,809,000, or 19.1%, while decreasing as a percentage of system sales from 44.4% to 43.3%. The increase in actual costs was due to an increase in the number of systems shipped by both the Company's foreign subsidiaries and the United States-based sales force to international customers. The decrease as a percentage of system sales is a result of an increase in software licenses and applications sold as part of the Company's voice response systems. Software revenues typically provide larger margins than those associated with hardware. Although the Company experienced an increase in system margins during 1995, on a long-term basis the Company expects system margins to decline due to the highly competitive nature of the industry.

     Cost of sales of service increased $2,906,000 to $22,249,000, or 15.0%, while decreasing as a percentage of service revenues from 52.5% to 50.1%. The increase in actual costs was due to an increase in variable costs, such as telephone transmission costs and revenue sharing payments to customers, associated with increased managed service revenues. The decrease as a percentage of revenues was due to an increase in service contract and repair revenues, as well as an increase in revenues from telecommunications management services as a percentage of the total product mix, which typically have higher margins than other components of service revenues.

     Research and engineering expenses increased $2,084,000 to $8,520,000, or 32.4%, due to the addition of research engineers to support the Company's continued commitment to product development. As a percentage of revenue, these expenses increased to 8.8% of total revenue in 1995, compared to 8.1% in 1994. The Company believes that it must continue to increase spending on research and engineering activities in absolute terms in order to continue to remain competitive in the voice response market. Such expenses could increase as a percentage of revenues as well.

     Selling, general and administrative expenses increased $7,153,000 to $29,162,000, or 32.5%, primarily due to the expansion of the Company's international sales and marketing efforts. As a percentage of total revenues, selling, general and administrative expenses increased from 27.5% to 30.0%. During 1995, the Company opened an office in Cambridge, England, as well as Johannesburg, South Africa and Singapore. In addition, significant staff was added during the year to support new sales opportunities in both the domestic and international markets. The Company anticipates that these expenses as a percentage of revenues will begin to decline as the additional staff begins generating revenues.

     S corporation distributions represent payments made to the former TSL Companies' stockholders, which are approximately equal to the tax basis earnings of the TSL Companies. Under the terms of the merger agreement, the TSL Companies were allowed to distribute estimated tax basis income through the closing date of the TSL Merger. These distributions decreased $2,686,000 to $4,303,000, or 38.4%, because they represented the profits for approximately seven months in 1995 compared to a full year in 1994. These payments will not recur in future periods.

     In connection with the acquisition of the TSL Companies, the Company recorded a non-recurring charge of $4,327,000. This charge consisted of $3,509,000 for expenses incurred that are specific to the TSL Merger, primarily fees to financial advisors, attorneys and accountants, and costs of integrating the operations of the TSL Companies. Also included was a charge of $818,000, reflecting the write-off of prepaid royalties and certain equipment associated with the Company's Person-to-Person product.

     Other income decreased by $135,000 to $452,000, or 23.0%. Interest income, the largest component of other income, decreased from $556,000 to $265,000, or 52.3%, primarily due to a lower average balance of funds invested. Interest expense decreased from $121,000 to $18,000, or 85.1%, due to the repayment of the Company's long-term debt at the end of 1994.

     The effective income tax rate for 1995 was 35.9%, compared to 32.9% during 1994. The variance from the United States statutory rate in 1995 was due primarily to the non-deductibility of a majority of the merger costs incurred in the acquisition of the TSL Companies, partially offset by the utilization of net operating loss and credit carryforwards acquired through the Company's 1993 merger with Perception, and a reduction in the Company's deferred tax valuation allowance.

     1994 COMPARED TO 1993.    Total revenues increased $23,528,000 to
$79,940,000, or 41.7%, compared to the same period in 1993, and consisted of revenue increases in all areas of the Company's business.

     Domestic system sales, consisting of general purpose voice response systems and electronic publishing systems, increased 28.8%, from $22,255,000 to $28,663,000. General purpose voice response system sales increased from $15,742,000 to $20,997,000, or 33.4%, primarily due to sales of VoiceSelect, the product introduced during 1993 used by cellular telephone companies to provide "hands-free" dialing to cellular subscribers. Electronic publishing system sales increased from $6,513,000 to $7,666,000, or 17.7%, due primarily to system sales to regional Bell operating companies for deployment of the Company's Talking Yellow Pages and Consumer Tips applications.

     International system sales increased 46.6%, from $9,864,000 to $14,463,000, primarily due to increased sales by the Company's foreign subsidiaries into European markets, and the commencement of sales of VoiceSelect systems to customers outside the U.S. and Europe.

     Service revenues increased $12,521,000 to $36,814,000, or 51.5%, due primarily to increased managed services revenues. Managed services revenues, consisting of revenues from telecommunications management services, Consumer Tips, Person-to-Person and 900 Voice Personals, increased 75.3%, from $13,103,000 to $22,973,000, due to an expanding customer base and a larger number of end users. Service contract and repair revenues increased 35.4%, from $6,448,000 to $8,730,000, due to the Company's emphasis on expanding its base of customers who subscribe to quarterly or annual maintenance contracts. Information services and other service revenues increased from $4,742,000 to $5,111,000, or 7.8%, due to an increase in the Company's customer base.

     Cost of system sales increased $4,481,000 to $19,158,000, or 30.5%, while decreasing as a percentage of system sales from 45.7% to 44.4%. The increase in actual costs was due to an increase in the number of systems shipped, while the decrease as a percentage of system sales was due to the efficiencies gained as a result of the consolidation of manufacturing operations associated with the merger of the Company and Perception in 1993, and a larger base over which to spread fixed manufacturing overhead costs.

     Cost of sales of service revenues increased $7,356,000 to $19,343,000, or 61.4%, and increased as a percentage of service revenues from 49.3% to 52.5%. The increase in actual costs was due to an increase in variable costs, such as telephone transmission costs and revenue sharing payments to customers, associated with increased managed services revenues. The increase as a percentage of service revenues was due to the lower margins associated with managed services compared to service contract and repair revenue and information services.

     Research and engineering expenses increased $573,000 to $6,436,000, or 9.8%, primarily due to an increase in staff.Selling, general and administrative expenses increased $3,410,000 to $22,009,000, or 18.3%, due primarily to the addition of staff necessary for the delivery and support of the Company's increased sales. As a percentage of total revenues, operating expenses decreased from 43.4% to 35.6%, due to a larger revenue base over which to spread the fixed costs of sales and support.

     S corporation distributions represent payments made to the former TSL Companies' stockholders, which are approximately equal to the tax basis earnings of the TSL Companies. These distributions increased from $2,292,000 to $6,989,000 due to additional tax basis earnings available for distribution by the TSL Companies.

     Other income increased by $176,000 to $587,000, or 42.8%, due primarily to a gain on the sale of fixed assets. Interest income, the primary component of other income, remained relatively constant as higher yields on funds invested were offset by the lower average balance of funds invested during the period.


     The provision for income taxes was 32.9% in 1994. The variance in the effective income tax rate from the United States statutory rate in 1994 was due principally to the utilization of net operating loss and credit carryforwards acquired through the merger with Perception, and a reduction in the deferred tax valuation reserve, partially offset by higher tax rates in the United Kingdom and Germany.

CERTAIN TRENDS AND UNCERTAINTIES

     The Company has historically operated with very little backlog. There are no long-term supply agreements with customers, and as a result, revenues in any quarter are dependent upon orders that are received and shipped during that quarter. Further, a large percentage of any quarter's system shipments are recorded in the last month of the quarter. Consequently, quarterly revenues and operating results will depend on the volume and timing of new orders received during a quarter, which are difficult to predict. Failure to receive adequate amounts of new orders could adversely affect revenues and operating results, and such shortfalls may not be known until very late in any quarter.

     For quality control, ease of development, and purchasing efficiencies, the Company has elected to purchase certain components from one supplier. Although the Company has been able to obtain supplies of these components in a timely manner, the interruption in supply of any of these components could have an adverse impact on the Company's revenues and operating results. While the Company believes that other suppliers could provide required components in the event of an interruption in supply, a change in suppliers could cause a delay in manufacturing and a possible loss of sales, which would adversely affect operating results.

     The market for the Company's stock is highly volatile. Any variance in operating results from analysts' expectations, or changes in estimated results by industry analysts could have an adverse effect on the trading price of the Company's common stock in a given period. Furthermore, in recent years the market prices of securities of many high technology companies have experienced extreme fluctuations, in many cases for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's stock.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1995, the Company had a current ratio of 2.5 to 1, and working capital of $26,934,000, compared to a current ratio of 2.5 to 1 and working capital of $23,772,000 at December 31, 1994. Cash and cash equivalents were $3,405,000 at December 31, 1995 compared to total cash and temporary investments of $10,977,000 at December 31, 1994.

     The decline in cash and equivalents during 1995 was primarily the result of the non-recurring acquisition costs of the TSL Merger of approximately $3,500,000, capital expenditures of $5,600,000, and increases in accounts receivable and inventory.

     Accounts receivable increased by over $9,000,000 from 1994, principally due to an increase in international sales during the year, which typically have longer payment cycles and greater difficulty in accounts receivable collection. Inventory increased by approximately $2,200,000, primarily due to the stocking of additional components in anticipation of sales increases in future quarters. The Company believes the increase in each of these areas to be in line with the business growth experienced in 1995 and the backlog of orders at the end of the year.

     The increases in accounts receivable and inventory were funded through increases in accounts payable and other accrued expenses, and the liquidation of temporary investments. The Company believes that receivables and inventory will increase at rates proportional to revenue increases.

     The Company maintains a $5,000,000 line of credit that is used from time to time to fund short-term cash requirements. There were no borrowings outstanding under this line as of December 31, 1995.

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

     The Company expects to invest approximately $6,000,000 in capital expenditures during 1996, but it has no significant capital commitments. The Company believes that working capital on hand, funds provided from future operations, and its current line of credit will be sufficient to fund the Company's capital requirement for at least the next year.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                          Page
                                                                          ----
Report of Independent Public Accountants . . . . . . . . . . . . . . . .   26

Consolidated Balance Sheets as of December 31, 1995 and 1994 . . . . . .   27

Consolidated Statements of Operations for the Years Ended
   December 31, 1995, 1994 and 1993. . . . . . . . . . . . . . . . . . .   29

Consolidated Statements of Changes in Stockholders' Equity for the
   Years Ended December 31, 1995, 1994 and 1993. . . . . . . . . . . . .   30

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1995, 1994 and 1993. . . . . . . . . . . . . . . . . . .   31

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .   32


Supplemental Schedules:

Schedule II -- Valuation and Qualifying Accounts . . . . . . . . . . . .   42


Note: Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statements or notes thereto.

                               ARTHUR ANDERSEN LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Board of Directors
Brite Voice Systems, Inc.
Wichita, Kansas


We have audited the accompanying consolidated balance sheets of Brite Voice Systems, Inc., (a Kansas corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the TSL Companies, companies acquired during 1995 in a transaction accounted for as a pooling of interests, as discussed in Note 2. Such statements are included in the consolidated financial statements of the Company and reflect total assets and total revenues of 7 percent and 17 percent in 1994, respectively, and 20 percent of total revenues in 1993, of the consolidated totals. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for the TSL Companies, is based solely upon the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures of the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion based on our audit and the report of other auditors, the financial statements referred to above present fairly in all material respects, the financial position of Brite Voice Systems, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                             /s/ Arthur Andersen LLP


Kansas City, Missouri,
   February 2, 1996

                            BRITE VOICE SYSTEMS, INC.

                               -------------------

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

                                     ASSETS
                                 (IN THOUSANDS)



                                                            1995           1994
                                                        ---------     ---------
CURRENT ASSETS
  Cash and cash equivalents. . . . . . . . . . . . . .  $   3,405     $   5,776
  Temporary investments (at cost which
    approximates market)(Note 1) . . . . . . . . . . .         --         5,201
  Accounts receivable, less allowance for
    doubtful accounts: 1995 - $481; 1994 - $844. . . .     28,690        18,846
  Inventories (Note 4) . . . . . . . . . . . . . . . .     10,510         8,263
  Prepaid expenses and other . . . . . . . . . . . . .      2,715         1,889
                                                        ---------     ---------

      Total Current Assets . . . . . . . . . . . . . .     45,320        39,975
                                                        ---------     ---------

PROPERTY AND EQUIPMENT
  Land and building. . . . . . . . . . . . . . . . . .      3,074         3,074
  Furniture and equipment. . . . . . . . . . . . . . .     19,978        15,161
                                                        ---------     ---------

                                                           23,052        18,235

  Less accumulated depreciation. . . . . . . . . . . .    (11,476)       (8,906)
                                                        ---------     ---------

                                                           11,576         9,329
                                                        ---------     ---------

OTHER ASSETS (Note 3). . . . . . . . . . . . . . . . .      1,936         2,584
                                                        ---------     ---------


    TOTAL ASSETS . . . . . . . . . . . . . . . . . . .  $  58,832     $  51,888
                                                        ---------     ---------
                                                        ---------     ---------



                        See Notes to Financial Statements

                            BRITE VOICE SYSTEMS, INC.

                               -------------------

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                       1995           1994
                                                    --------       --------
CURRENT LIABILITIES
  Accounts payable . . . . . . . . . . . . .        $  9,503       $  6,492
  Accrued salaries and wages . . . . . . . .           1,726          1,941
  Other accrued expenses . . . . . . . . . .           1,785          2,926
  Deferred revenue . . . . . . . . . . . . .           1,364          1,287
  Customer deposits. . . . . . . . . . . . .           1,565            775
  Advances from affiliates (Note 7). . . . .             551          2,782
  Income taxes payable . . . . . . . . . . .           1,892             --
                                                    --------       --------

    Total Current Liabilities. . . . . . . .          18,386         16,203
                                                    --------       --------

DEFERRED INCOME TAXES (Note 6) . . . . . . .              --            138
                                                    --------       --------

COMMITMENTS AND CONTINGENCIES (Notes
  5 and 10). . . . . . . . . . . . . . . . .              --             --

STOCKHOLDERS' EQUITY (Note 8)
  Preferred stock, no par value; authorized
    10,000,000 shares; none outstanding. . .              --             --
  Common stock, no par value; authorized
    30,000,000 shares; outstanding 1995 -
    11,489,325 shares; 1994 - 11,254,798 shares       34,377         33,404
  Retained earnings. . . . . . . . . . . . .           6,383          2,358
  Foreign currency translation adjustment. .            (314)          (215)
                                                    --------       --------

    Total Stockholders' Equity . . . . . . .          40,446         35,547
                                                    --------       --------

      TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY . . . . . . . . .       $  58,832      $  51,888
                                                    --------       --------
                                                    --------       --------



                        See Notes to Financial Statements

                            BRITE VOICE SYSTEMS, INC.

                               -------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                1995           1994           1993
                                                             ---------      ---------      ---------
REVENUES
  System sales . . . . . . . . . . . . . . . . . . . .       $  52,697      $  43,126      $  32,119
  Service revenues . . . . . . . . . . . . . . . . . .          44,381         36,814         24,293
                                                             ---------      ---------      ---------
                                                                97,078         79,940         56,412
                                                             ---------      ---------      ---------
COSTS AND EXPENSES
  Cost of sales:
    System . . . . . . . . . . . . . . . . . . . . . .          22,809         19,158         14,677
    Service. . . . . . . . . . . . . . . . . . . . . .          22,249         19,343         11,987
  Research and engineering . . . . . . . . . . . . . .           8,520          6,436          5,863
  Selling, general and administrative. . . . . . . . .          29,162         22,009         18,599
  S corporation distributions (Note 2) . . . . . . . .           4,303          6,989          2,292
  Merger and other costs (Notes 2 and 3) . . . . . . .           4,327             --          4,600
                                                             ---------      ---------      ---------
                                                                91,370         73,935         58,018
                                                             ---------      ---------      ---------
INCOME (LOSS) FROM OPERATIONS. . . . . . . . . . . . .           5,708          6,005         (1,606)
                                                             ---------      ---------      ---------

OTHER INCOME (EXPENSE)
  Interest income. . . . . . . . . . . . . . . . . . .             265            556            463
  Interest expense . . . . . . . . . . . . . . . . . .             (18)          (121)          (124)
  Other. . . . . . . . . . . . . . . . . . . . . . . .             205            152             72
                                                             ---------      ---------      ---------
                                                                   452            587            411
                                                             ---------      ---------      ---------
INCOME (LOSS) BEFORE INCOME TAXES. . . . . . . . . . .           6,160          6,592         (1,195)

INCOME TAX PROVISION (Note 6). . . . . . . . . . . . .           2,210          2,167            108
                                                             ---------      ---------      ---------
NET INCOME (LOSS). . . . . . . . . . . . . . . . . . .       $   3,950      $   4,425      $  (1,303)
                                                             ---------      ---------      ---------
                                                             ---------      ---------      ---------
EARNINGS (LOSS) PER SHARE. . . . . . . . . . . . . . .       $    0.33      $    0.38      $   (0.12)
                                                             ---------      ---------      ---------
                                                             ---------      ---------      ---------

                        See Notes to Financial Statements

                            BRITE VOICE SYSTEMS, INC.

                               -------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (IN THOUSANDS)


                                                                                     Retained       Foreign
                                                                                    Earnings        Currency
                                                       Common       Treasury      (Accumulated    Translation
                                                       Stock          Stock          Deficit)      Adjustment      Total
                                                     --------       -------        --------       -------         -------
                                                                                                                  C
Balance, December 31, 1992 . . . . . . . . .          34,509         (2,810)          (672)          (357)        30,670

  Net loss . . . . . . . . . . . . . . . . .              --             --         (1,303)            --         (1,303)
  Retirement of treasury stock . . . . . . .          (2,810)         2,810             --             --            -0-
  Adjustments to conform
    fiscal year of acquired
    corporation. . . . . . . . . . . . . . .              21             --            (92)            --            (71)
  Sale of common stock . . . . . . . . . . .             442             --             --             --            442
  Non-qualified stock option
    compensation . . . . . . . . . . . . . .               4             --             --             --              4
  Foreign currency
    translation adjustment . . . . . . . . .              --             --             --            (87)           (87)
                                                     --------       -------        --------       -------         -------
Balance, December 31, 1993 . . . . . . . . .          32,166            -0-         (2,067)          (444)        29,655

  Net income . . . . . . . . . . . . . . . .              --             --          4,425             --          4,425
  Sale of common stock . . . . . . . . . . .             847             --             --             --            847
  Non-qualified stock option
    compensation . . . . . . . . . . . . . .               6             --             --             --              6
  Tax benefit of stock option
    transactions . . . . . . . . . . . . . .             385             --             --             --            385
  Foreign currency
    translation adjustment . . . . . . . . .              --             --             --            229            229
                                                     --------       -------        --------       -------         -------

Balance, December 31, 1994 . . . . . . . . .          33,404            -0-          2,358           (215)        35,547

  Issuance of shares for
    pooling transaction (Note 2) . . . . . .               1             --             75             --             76
  Net income . . . . . . . . . . . . . . . .              --             --          3,950             --          3,950
  Sale of common stock . . . . . . . . . . .             733             --             --             --            733
  Non-qualified stock option
    compensation . . . . . . . . . . . . . .               5             --             --             --              5
  Tax benefit of stock option
    transactions . . . . . . . . . . . . . .             234             --             --             --            234
  Foreign currency
    translation adjustment . . . . . . . . .              --             --             --            (99)           (99)
                                                     --------       -------        --------       -------         -------

Balance, December 31, 1995 . . . . . . . . .       $  34,377         $  -0-       $  6,383        $  (314)     $  40,446
                                                     --------       -------        --------       -------         -------
                                                     --------       -------        --------       -------         -------


                        SEE NOTES TO FINANCIAL STATEMENTS

                            BRITE VOICE SYSTEMS, INC.

                               -------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (IN THOUSANDS)



                                                            1995           1994           1993
                                                         --------       --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss). . . . . . . . . . . . . . . .       $  3,951       $  4,425      $  (1,303)
  Adjustment to conform fiscal year of
    acquired corporation . . . . . . . . . . . . .             --             --           (209)
  Items not requiring (providing) cash:
    Depreciation and amortization. . . . . . . . .          3,677          2,705          1,974
    (Gain) loss on disposition of assets . . . . .             --           (109)           263
    Non-qualified stock option compensation. . . .              5              6              4
  Changes in:
    Accounts receivable. . . . . . . . . . . . . .         (9,006)        (4,640)        (4,680)
    Inventories. . . . . . . . . . . . . . . . . .         (2,231)        (1,693)          (923)
    Accounts payable and accrued expenses. . . . .          1,955          3,087          2,898
    Other current assets and liabilities . . . . .          1,131            756          1,066
                                                         --------       --------       --------
      Net cash provided by (used in)
        operating activities . . . . . . . . . . .           (518)         4,537           (910)
                                                         --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment, net. . . . .         (5,600)        (3,886)        (2,219)
  Proceeds from maturity of temporary investments.          8,580         15,067         11,205
  Purchase of temporary investments. . . . . . . .         (3,379)       (14,651)        (7,051)
  Proceeds from sale of property . . . . . . . . .             --            228             --
  Increase (decrease) in other assets. . . . . . .             29           (458)          (899)
  Net cash received from business acquisitions . .             44             --             --
                                                         --------       --------       --------
      Net cash provided by (used in)
        investing activities . . . . . . . . . . .           (326)        (3,700)         1,036
                                                         --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock . . . . . . . . . . . .            436            147             21
  Exercise of stock options. . . . . . . . . . . .            297            700            422
  Proceeds from shareholder loans. . . . . . . . .          2,267          2,712          1,621
  Principal payments on debt . . . . . . . . . . .         (4,428)        (2,473)        (1,559)
                                                         --------       --------       --------
      Net cash provided by (used in)
        financing activities . . . . . . . . . . .         (1,428)         1,086            505
                                                         --------       --------       --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH. . . . . .            (99)           229             --
                                                         --------       --------       --------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS . . . . . . . . . . . . . . . .         (2,371)         2,152            631

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR. . . . . . . . . . . . . . . .          5,776          3,624          2,993
                                                         --------       --------       --------
CASH AND CASH EQUIVALENTS, END OF YEAR . . . . . .       $  3,405       $  5,776       $  3,624
                                                         --------       --------       --------
                                                         --------       --------       --------


                        SEE NOTES TO FINANCIAL STATEMENTS

                            BRITE VOICE SYSTEMS, INC.

                               -------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS AND PRINCIPLES OF CONSOLIDATION. The Company designs, integrates, assembles, markets and supports voice processing systems and services which incorporate audiotex, voice response, voice recognition, voice/facsimile messaging and interactive computer applications into customized market solutions. The Company also offers a broad array of telecommunications consulting services.

     These markets are characterized by rapid technological change, and the Company is subject to many risks associated with this rapid change, including obsolescence of its products and services, warranty charges and estimates of costs required to complete certain projects after shipment of a system. In addition, the Company has elected to purchase certain components from sole suppliers. Although there are a limited number of manufacturers of these particular components, management believes that the other suppliers could provide similar products on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

     The financial statements include various estimates, including estimated reserves for obsolete inventory, uncollectible accounts, warranty reserves and costs to complete certain projects. These estimates have been established by management using historical operations data. There can be no assurance that these estimates will not change as additional information becomes available.

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

     REVENUE RECOGNITION. Revenues from the sale of systems generally are recognized upon shipment. Software revenue is recognized in accordance with the American Institute of Certified Public Accountants Statement 91-1, Software Revenue Recognition. Revenues from maintenance and consulting services, and audio information contracts for installed systems are recognized ratably over the service

                            BRITE VOICE SYSTEMS, INC.

                               -------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


period. Revenues from service bureau operations and consulting services are recognized when the services are provided. Revenues from billing verification services are recognized when claim proceeds are received from the telephone company.

     CREDIT RISK. The Company extends unsecured credit to customers throughout the United States and in certain foreign countries.

     INCOME TAXES. Deferred tax liabilities and assets are recognized for the future tax consequences of events that have been recognized in the financial statements or tax returns. (See Note 6)

     FOREIGN CURRENCY TRANSLATION ADJUSTMENT. Financial statements of the Company's foreign subsidiaries have been translated into U.S. dollars at current and average exchange rates. Resulting translation adjustments are recorded as a separate component of stockholders' equity. Any transaction gains or losses are included in the Consolidated Statements of Operations.

     EARNINGS PER SHARE. Earnings per share amounts are computed using the weighted average number of shares outstanding of 11,922,000, 11,526,000 and 11,068,000, for the years ended December 31, 1995, 1994 and 1993, respectively. All options are considered to be common stock equivalents but are only included in the weighted average to the extent that they are dilutive.

     NEW ACCOUNTING PRONOUNCEMENTS. The Financial Accounting Standards Board has issued SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". This standard provides a framework for evaluating the realizability of the Company's investments in long-lived assets. At this time, the Company does not anticipate that adoption of the standard, which is required in 1996, will have a material impact on its results of operations or financial position. The Financial Accounting Standards Board also issued SFAS No. 123, "Accounting for Stock Based Compensation". Adoption of this standard is required in 1996. Under the new standard, the Company must either change its method of computing the compensation expense associated with the issuance of stock options or make pro forma disclosures based on the new computation method. At this time, the Company anticipates adopting the standard by making the pro forma disclosures.

     TEMPORARY INVESTMENTS. The Company is required to classify debt and equity securities into specific categories and present them in the financial statements under the guidelines established for each category. At December 31, 1994, all investments in debt securities were classified as held-to-maturity because the Company had the positive intent and ability to hold the securities to maturity. The securities had short-term maturities, were presented at amortized cost, and had an aggregate fair value which approximated cost.

                            BRITE VOICE SYSTEMS, INC.

                               -------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


NOTE 2:   ACQUISITIONS

     Effective August 9, 1995, the Company issued 3,331,000 shares of its common stock for all of the outstanding common stock of Telecom Services Limited (U.S.), Inc., Telecom Services Limited (West), Inc., TSL Software Services, Inc., and TSL Management Group, Inc. (collectively the "TSL Companies" or "TSL") and the TSL Companies were merged into the Company
(the "TSL Merger"). The TSL Merger has been accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to the acquisition to include the results of operations, financial position and cash flows of the TSL Companies. Revenues and net income (loss) prior to the combination are as follows
(in thousands):


                                                     Period Ended                      Year Ended               Year Ended
                                                    August 8, 1995                  December 31, 1994        December 31, 1993
                                                     (Unaudited)
                                                 ------------------------     -----------------------      -----------------------

                                                                   Net                           Net                         Net
                                                                  Income                       Income                      Income
                                                  Revenues        (Loss)      Revenues         (Loss)      Revenues        (Loss)
                                                  ---------      ---------    ----------       --------    ----------    ---------

Brite Voice Systems, Inc.. . . . . . . . . .      $  41,041      $  2,104      $  66,304       $  5,569     $  46,857    $  (1,963)
TSL. . . . . . . . . . . . . . . . . . . . .          9,242           (91)        13,636         (1,144)        9,555          660
                                                  ---------      ---------    ----------       --------    ----------    ---------
                                                  $  50,283      $  2,013      $  79,940       $  4,425     $  56,412     $(1,303)
                                                  ---------      ---------    ----------       --------    ----------    ----------
                                                  ---------      ---------    ----------       --------    ----------    ----------




     Prior to the TSL Merger, the TSL Companies elected to be taxed as S corporations under the Internal Revenue Code. This election eliminates federal income taxes at the corporate level, as a result of which the TSL Companies' profits were included in the income tax returns of their stockholders for all periods through the date of the TSL Merger.
Accordingly, the TSL Companies distributed the majority of their taxable earnings in the form of additional compensation to officers and shareholders.
 Distributions in excess of the salary and bonus amounts contracted for in the employment agreements entered into between the Company and certain of the TSL Stockholders, were $4,303,000, $6,989,000 and $2,292,000 for the period ended August 8, 1995 and the years ended December 31, 1994 and 1993, respectively. No adjustments have been made to the provision for income taxes, to reflect the impact had the TSL Companies been subject to federal income taxes as the adjustment is immaterial.

     Merger expenses of $3,509,000 were charged to expense during 1995. These expenses represent brokerage, legal and other professional fees associated with the consummation of the TSL Merger.

     On March 31, 1995, the Company issued 150,000 shares of its common stock for all of the outstanding common stock of Touch-Talk, Inc. (the "Touch-Talk Merger"), and Touch-Talk was merged into the Company. The Touch-Talk Merger has been accounted for as a pooling of interests. The net assets of Touch-Talk, Inc. were $560,000 at March 31, 1995. The effect of this pooling is immaterial to the operations of the Company and, accordingly, prior years' financial statements have not been restated.

                            BRITE VOICE SYSTEMS, INC.

                               -------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


NOTE 3:   OTHER ASSETS

     Other Assets consist of the following (in thousands):

                                                      1995            1994
                                                   ---------       --------
               Prepaid royalties                   $      --       $  1,250
               Goodwill and other                      2,472          1,966
                                                   ---------       --------
                                                       2,472          3,216
               Accumulated amortization                 (536)          (632)
                                                   ---------       --------
                                                   $   1,936       $  2,584
                                                   ---------       --------
                                                   ---------       --------

          In September 1992, the Company licensed certain patented technology for the provision of electronic classified services, and advanced $1,250,000 in nonrefundable royalties. The royalties were being amortized over a five year period. In September 1995, due to continued unprofitability of the product, the Company wrote off $818,000, representing the balance of the prepaid royalties and the net book value of certain equipment related to the project. This charge is included in Merger and other costs in the accompanying Statements of Operations.

          Goodwill and other intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets or the specific contract term, which range from three to 10 years. Amortization expense, including the amortization of prepaid royalties, was $619,000 in 1995 and $434,000 in 1994.


NOTE 4:   INVENTORIES

          Inventories consist of the following (in thousands):

                                                       1995           1994
                                                   ---------       --------
          Purchased parts                          $   3,044       $  2,677
          Work in progress                             4,146          2,383
          Finished goods                               3,320          3,203
                                                   ---------       --------
                                                   $  10,510       $  8,263
                                                   ---------       --------
                                                   ---------       --------

                            BRITE VOICE SYSTEMS, INC.

                               -------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


NOTE 5:   LEASES

          The Company leases office space under noncancelable agreements expiring at various times through 2002. Future minimum rental payments under these operating leases are as follows (in thousands):


          1996 . . . . . . . . . . . . . . . . . .  $  1,306
          1997 . . . . . . . . . . . . . . . . . .       927
          1998 . . . . . . . . . . . . . . . . . .       457
          1999 . . . . . . . . . . . . . . . . . .       376
          2000 . . . . . . . . . . . . . . . . . .       282
          Thereafter . . . . . . . . . . . . . . .       320
                                                    --------
                                                    $  3,668
                                                    --------
                                                    --------

     Rent expense under the above agreements was $1,023,000, $807,000 and $700,000 for the years ended December 31, 1995, 1994 and 1993, respectively.


NOTE 6:   INCOME TAXES

     The income tax provision includes the following (in thousands):

                                                   Year Ended December 31,

                                               1995        1994          1993
                                            --------    --------     ---------
     Taxes currently payable:
          Federal. . . . . . . . . . . . .  $  1,804    $  1,918     $    (90)
          State. . . . . . . . . . . . . .       355         150           --
          Foreign. . . . . . . . . . . . .       651         449          198
          Deferred taxes . . . . . . . . .      (600)       (350)          --

                                            $  2,210    $  2,167     $    108
                                            --------    --------     --------
                                            --------    --------     --------

     United States income taxes have not been provided on the cumulative undistributed earnings of the Company's foreign subsidiaries for $3,076,000 at December 31, 1995. It is intended that these earnings will be permanently invested in operations outside the United States.

                            BRITE VOICE SYSTEMS, INC.

                               -------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


     A reconciliation of income tax expense at the statutory rate to income tax expense at the Company's effective rate, is as follows (in thousands):


                                                                      Year Ended December 31,
                                                              ---------------------------------------
                                                                1995           1994           1993
                                                              --------       --------        -------
Tax expense (benefit) at the statutory rate. . . . . .        $  2,095       $  2,886        $  (583)
Effect of foreign tax rates. . . . . . . . . . . . . .               8             28             78
Losses providing no current benefit. . . . . . . . . .              --             49            775
Increase (decrease) in taxes resulting from:
    Disqualifying dispositions . . . . . . . . . . . .              --             --           (280)
    Merger costs . . . . . . . . . . . . . . . . . . .           1,130             --            104
    State income taxes, net of federal benefit . . . .             234            197             --
    Foreign sales corporation benefit. . . . . . . . .             (54)          (112)           (21)
    Utilization of net operating loss carryforward . .            (321)          (456)            --
    Utilization of credit carryforwards. . . . . . . .            (278)          (276)            --
    Reduction of valuation allowance . . . . . . . . .            (600)          (350)            --
    Other permanent differences. . . . . . . . . . . .              (4)           201             35
                                                              --------       --------        -------
                                                              $  2,210       $  2,167        $   108
                                                              --------       --------        -------
                                                              --------       --------        -------



     Deferred taxes are determined based on the estimated future tax effect of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Deferred taxes consist of the following (in thousands):


                                                      1995         1994
                                                     -------      -------
     Current deferred taxes
          Gross assets . . . . . . . . . . . .       $   662      $   488
          Gross liabilities. . . . . . . . . .            --           --
                                                     -------      -------
                                                     $   662      $   488
                                                     -------      -------
                                                     -------      -------

     Noncurrent deferred taxes
          Gross assets . . . . . . . . . . . .       $   728      $   164
          Gross liabilities. . . . . . . . . .          (403)        (302)
                                                     -------      -------
                                                     $   325      $  (138)
                                                     -------      -------
                                                     -------      -------

                            BRITE VOICE SYSTEMS, INC.

                               -------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


          The tax effect of significant temporary differences representing deferred tax assets and liabilities is as follows (in thousands):



                                                                           1995                1994
                                                                        --------            --------
Federal regular tax operating loss, research and
  development credit, investment tax credit and
  alternative minimum tax credit carryforwards . . . . . . . . .        $  1,293            $  1,688
Merger costs . . . . . . . . . . . . . . . . . . . . . . . . . .              --                  96
Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . .            (403)               (302)
Inventory obsolescence reserve . . . . . . . . . . . . . . . . .             362                 223
Allowance for doubtful accounts. . . . . . . . . . . . . . . . .             154                 266
Accrued vacation pay . . . . . . . . . . . . . . . . . . . . . .             276                 241
Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . .             317                 318
                                                                        --------            --------
                 . . . . . . . . . . . . . . . . . . . . . . . .        $  1,999            $  2,530

Valuation allowance. . . . . . . . . . . . . . . . . . . . . . .          (1,049)             (2,180)
                                                                        --------            --------
Net deferred taxes . . . . . . . . . . . . . . . . . . . . . . .        $    950            $    350
                                                                        --------            --------
                                                                        --------            --------



     A valuation allowance is provided to the extent realization of the deferred tax assets are dependent on taxable income (exclusive of reversing temporary differences) in future years. A net deferred tax asset was recognized in the current year to the extent existing non-deductible temporary differences could be carried back to reduce current-year income tax.

     At December 31, 1995, the Company has loss and credit carryforwards available for tax purposes as follows (dollars in thousands):


                                                                        Expiration
                                                              Amount       Date
                                                             ---------  ----------
Federal regular tax carryforwards acquired through
     business combinations:

          Operating losses . . . . . . . . . . . . . .       $   1,568    2008
          Research and development credits . . . . . .             380    2008
          Investment tax credits . . . . . . . . . . .              60    2008

Federal regular tax carryforwards:

          Capital loss . . . . . . . . . . . . . . . .        $     98    2007

                            BRITE VOICE SYSTEMS, INC.

                               -------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


NOTE 7:   ADVANCES FROM AFFILIATES

     Prior to the TSL Merger, the TSL Companies financed working capital needs through the use of non-interest bearing loans made by the TSL stockholders.
Upon consummation of the TSL Merger, the TSL stockholders loaned $2,267,000 to the Company. The loans bear no interest and are to be repaid monthly based upon future cash flow, as required by the Merger Agreement. Any unpaid amounts become due and payable on April 1, 1996. The balance due was $551,000 at December 31, 1995.


NOTE 8:   STOCKHOLDERS' EQUITY

     STOCK PURCHASE PLAN. In March 1994, the Board of Directors approved the Brite Voice Systems 1994 Employee Stock Purchase Plan (the "Plan"). The Plan was approved and adopted at the Annual Meeting of Stockholders held on May 10, 1994. Under the Plan, up to 200,000 shares of common stock of the Company may be sold to employees. Eligible employees may authorize payroll deductions of up to 10 percent of their compensation to purchase shares at the lower of 85 percent of the fair market value of the common stock as of the date of grant (first day of an offering period) or the last day of the six-month offering period. The semi-annual offerings commenced on July 1, 1994 and will terminate on July 1, 1999. No employee may purchase shares under the Plan, in any one year, having a fair market value on the offering date of more than $25,000, nor may an employee purchase more than 500 shares in any offering period. During 1995, 32,890 shares were purchased at prices ranging from $11.79 to $14.98. On December 31, 1995 there were 151,203 shares reserved for issuance under the Plan.

     STOCK OPTIONS. In March 1994, the Board of Directors approved the Brite Voice Systems 1994 Stock Option Plan (the "1994 Option Plan") which was also approved and adopted at the Annual Meeting of Stockholders on May 10, 1994. A maximum of 1,000,000 shares of common stock may be issued under the 1994 Option Plan. Options are granted by the Board of Directors at prices not less than fair market value as of the date of the grant, generally have a four-year vesting period and expire 10 years after the date of grant. At December 31, 1995, a total of 470,150 shares were available for future grants under the 1994 Option Plan.

     The Company's 1984 Incentive Stock Option Plan terminated on December 31, 1994, except as to unexercised options remaining outstanding.

                            BRITE VOICE SYSTEMS, INC.

                               -------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


     Information regarding outstanding qualified stock options is as follows:

                                                           Shares                Price
                                                         ---------          ---------------
  Outstanding at December 31, 1992 . . . . . . . .         802,044           1.25  - 13.75
    Granted - 1993 . . . . . . . . . . . . . . . .         418,000           6.625 -  9.625
    Exercised - 1993 . . . . . . . . . . . . . . .        (202,654)          1.25  -  6.375
    Cancelled - 1993 . . . . . . . . . . . . . . .         (67,037)          1.25  - 12.50
                                                         ---------
  Outstanding at December 31, 1993 . . . . . . . .         950,353           1.25  - 13.75
    Granted - 1994 . . . . . . . . . . . . . . . .         105,500          10.125 - 16.50
    Exercised - 1994 . . . . . . . . . . . . . . .        (213,249)          1.25  - 12.50
    Cancelled - 1994 . . . . . . . . . . . . . . .         (78,425)          1.25  - 13.75
                                                         ---------
  Outstanding at December 31, 1994 . . . . . . . .         764,179           1.25  - 16.50
    Granted - 1995 . . . . . . . . . . . . . . . .         434,350          16.125 - 20.00
    Exercised - 1995 . . . . . . . . . . . . . . .         (46,637)          1.25  - 11.00
    Cancelled - 1995 . . . . . . . . . . . . . . .         (37,000)          1.25  - 18.625
                                                         ---------
  Outstanding at December 31, 1995 . . . . . . . .       1,114,892           1.25  - 20.00
                                                         ---------
                                                         ---------
  Exercisable at December 31, 1995 . . . . . . . .         368,668           1.25  - 16.50



     The Company has also granted non-qualified stock options that generally vest over a four-year period. Information regarding these non-qualified options is as follows:




                                                    Shares           Price
                                                    -------      --------------
  Outstanding at December 31, 1992 . . . . .         30,000               2.25
    Granted - 1993 . . . . . . . . . . . . .        100,000               5.875
    Exercised - 1993 . . . . . . . . . . . .        (10,049)              2.25
                                                    -------
  Outstanding at December 31, 1993 . . . . .        119,951       2.25 -  5.875
    Granted - 1994 . . . . . . . . . . . . .         25,000              15.875
    Exercised - 1994 . . . . . . . . . . . .         (5,250)              2.25
                                                    -------
  Outstanding at December 31, 1994 . . . . .        139,701       2.25 - 15.875
    Exercised- 1995. . . . . . . . . . . . .         (5,000)              2.25
                                                    -------
  Outstanding at December 31, 1995 . . . . .        134,701       2.25 - 15.875
                                                    -------
                                                    -------
  Exercisable at December 31, 1995 . . . . .         59,701       2.25 -  5.875


     The Company has a Non-Employee Director Stock Option Plan which provides for the granting of options to purchase up to 60,000 shares of common stock. Options under this plan are to be granted at prices not less than fair market value as of the date of the grant, and have a four-year vesting period. At December 31, 1995, there were options granted to purchase 40,000 shares of common stock at prices ranging from $5.00 to $8.75 per share. At December 31, 1995, 20,000 shares were exercisable. Also outstanding are 4,000 shares at $10.125 per share, assumed from a previously acquired corporation, all of which were exercisable at December 31, 1995.

                            BRITE VOICE SYSTEMS, INC.

                               -------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


NOTE 9:   EMPLOYEE BENEFIT PLANS

     The Company sponsors defined contribution retirement plans which cover substantially all of its employees in the United States and the United Kingdom. Company contributions to the United Kingdom plan are based on the employee's age, while contributions to the United States plan are a percentage of employee contributions at rates determined by the Board of Directors of the Company. Company contributions to these plans were $493,000, $428,000 and $339,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

NOTE 10:  LEGAL PROCEEDINGS

     The Company is subject to claims and litigation from time to time arising in the normal operation of its business. Management believes that the ultimate resolution of any pending claim will not result in any material loss to the Company.

NOTE 11:  ADDITIONAL CASH FLOW INFORMATION


                                                       1995           1994            1993
                                                      ------         ------         ------
                                                                  (In thousands)
Interest paid. . . . . . . . . . . . . . . .          $  316         $  127         $  126
Income taxes paid (refunds received) . . . .           1,196          1,276           (435)

NOTE 12: FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

  Operations for the years ended December 31, 1995, 1994 and 1993 are as follows (in thousands):

                                                      1995           1994           1993
                                                     ------         ------         ------
Sales to unaffiliated customers:
  United States. . . . . . . . . . . . . . .       $  76,028     $   67,088      $  48,527
  Europe . . . . . . . . . . . . . . . . . .          21,050         12,852          7,885
                                                   ---------     ----------      ---------
    Total. . . . . . . . . . . . . . . . . .       $  97,078     $   79,940      $  56,412
                                                   ---------     ----------      ---------
                                                   ---------     ----------      ---------

Operating profit (loss):
  United States. . . . . . . . . . . . . . .       $   3,465      $   4,818      $  (2,026)
  Europe . . . . . . . . . . . . . . . . . .           2,243          1,187            420
                                                   ---------     ----------      ---------
    Total. . . . . . . . . . . . . . . . . .       $   5,708      $   6,005      $  (1,606)
                                                   ---------     ----------      ---------
                                                   ---------     ----------      ---------

Identifiable assets:
  United States. . . . . . . . . . . . . . .       $  50,610      $  47,541      $  38,941
  Europe . . . . . . . . . . . . . . . . . .          14,966          8,862          5,616
  Adjustments/eliminations . . . . . . . . .          (6,744)        (4,515)        (3,229)
                                                   ---------     ----------      ---------
    Total. . . . . . . . . . . . . . . . . .       $  58,832      $  51,888      $  41,328
                                                   ---------     ----------      ---------
                                                   ---------     ----------      ---------

Export sales from United States, primarily to
  the Pacific Rim, Africa and Canada . . . .       $   5,071      $   2,827      $   2,537
                                                   ---------     ----------      ---------
                                                   ---------     ----------      ---------

                            BRITE VOICE SYSTEMS, INC.

                               -------------------

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                DECEMBER 31, 1995




                                         Balance at      Charged to                   Balance
                                          beginning       costs and                   at end of
Description                               of period        expense     Deductions      period
-----------                              ----------      ----------    ----------     ----------
                                                              (In thousands)
Allowance for doubtful accounts:

  Year ended December 31, 1995 . . .        $  844         $  317         $  680         $  481

  Year ended December 31, 1994 . . .        $  453         $  548         $  157         $  844

  Year ended December 31, 1993 . . .        $  252         $  300          $  99         $  453



                                         Balance at      Charged to                   Balance
                                          beginning       costs and                   at end of
Description                               of period        expense     Deductions      period
-----------                              ----------      ----------    ----------     ----------
                                                              (In thousands)


Allowance for obsolete inventory:

  Year ended December 31, 1995 . . .        $  666            635        $   232       $  1,069

  Year ended December 31, 1994 . . .        $  639         $  393        $   366       $    666

  Year ended December 31, 1993 . . .        $  408         $  273        $    42       $    639

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     DIRECTORS

     The information concerning Directors of the Company required by Item 401 of Regulation S-K will be contained in the Company's 1996 Proxy Statement under the heading "Election of Directors", and is incorporated herein by reference.

     EXECUTIVE OFFICERS

     The information concerning executive officers of the Company required by this Item is set forth in Item 1 hereof under the heading "Executive Officers".


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 402 of Regulation S-K will be contained in the Company's 1996 Proxy Statement under the headings "Compensation of Directors and Executive Officers", "Compensation Committee Interlocks and Insider Participation", "Report of Compensation Committee on Executive Compensation" and "Company Performance", and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 403 of Regulation S-K will be contained in the Company's 1996 Proxy Statement under the heading "Common Stock Ownership", and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 404 of Regulation S-K will be contained in the Company's 1996 Proxy Statement under the heading "Compensation Committee Interlocks and Insider Participation", and is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

          (1) Financial Statements. The financial statements, notes and independent auditors' reports described in Item 8, to which reference is hereby made.

          (2) Financial Statement Schedules. The financial statement schedules described in Item 8, to which reference is hereby made.

          (3)  Exhibits.  The following exhibits:

Exhibit No.    Description
-----------    ------------

     2.1 Agreement and Plan of Reorganization and Merger dated May 24, 1995 by and among Brite Voice Systems, Inc., Telecom Services Limited (U.S.), Inc., Telecom Services Limited (West), Inc., TSL Software Services, Inc., TSL Management Group, Inc. and Alan C. Maltz, Scott A. Maltz, Stephen B. Rockoff and Alan C. Maltz as custodian for Sari Maltz and Lori Maltz (incorporated by reference to Annex A to the Company's definitive proxy statement dated July 17, 1995).

     2.2 Agreement and Plan of Reorganization and Merger dated March 31, 1995 by and among Brite Voice Systems, Inc., Touch-Talk Incorporated, Michael D. Heinrich and Laurence Potter, III.

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

     10.6 June 1, 1994 Amendment to Agreement between the Registrant and The Telephone Connection, Inc. (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994). Confidential treatment has been granted with respect to a portion of the Exhibit.

     10.7 Lease covering the Company's call center facility at 9229 E. 37th N., Wichita, Kansas, dated April 22, 1994 (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

     10.8 December 22, 1994 Amendment to Lease covering the Company's call center facility (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

     10.9 Employment Agreement between the Registrant and David F. Hemmings dated September 8, 1993 (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).

     10.10 Non-Statutory Stock Option Agreement between the Registrant and David F. Hemmings dated September 8, 1993 (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994). Confidential treatment has been granted with respect to a portion of the Exhibit.

     10.11 Lease covering the Company's facility at 40 Shawmut Road, Canton, Massachusetts, dated March 15, 1993 (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).

     10.12 Registrant's 1994 Stock Option Plan (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

     10.13 Registrant's 1994 Employee Stock Purchase Plan (incorporated by reference to the Exhibit filed with the Registrant's Registration Statement on Form S-8, No. 33-80478).

     10.14 Stock Purchase Agreement between the Registrant and Perry E. Esping dated March 28, 1990 (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990).

     10.15 Employment agreement dated August 9, 1995, between the Registrant and Stephen B. Rockoff.

     10.16 Employment agreement dated August 9, 1995, between the Registrant and Scott A. Maltz.

     10.17 Employment agreement dated August 9, 1995, between the Registrant and Alan C. Maltz.

     10.18 Employment agreement dated March 31, 1995, between the Registrant and Laurence W. Potter, III.

     10.19 Employment agreement dated March 31, 1995, between the Registrant and Michael D. Heinrich.

     22.1      Subsidiaries of Brite.

     23.1      Consent of Arthur Andersen LLP.

     99.1      Opinion of Ernst & Young LLP.


     (b)       Reports on Form 8-K.

               The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BRITE VOICE SYSTEMS, INC.



Dated:  February 22, 1996          By:  /s/ Stanley G. Brannan
                                        ------------------------------
                                        Stanley G. Brannan
                                        Chief Executive Officer


                                        /s/ Glenn A. Etherington
                                        ------------------------------
                                        Glenn A. Etherington
                                        Chief Financial Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

     Signature                          Title                    Date
--------------------------    -------------------------- ------------------

/s/ Stanley G. Brannan        President, Chief Executive         2/22/96
--------------------------                              -------------------
Stanley G. Brannan            Officer and Director


/s/ Perry E. Esping           Director                           2/22/96
--------------------------                              -------------------
Perry E. Esping


/s/ C. MacKay Ganson, Jr.     Director                           2/22/96
--------------------------                              -------------------
C. MacKay Ganson, Jr.


/s/ David S. Gergacz          Director                           2/22/96
--------------------------                              -------------------
David S. Gergacz


/s/ John F. Kelsey, III       Director                           2/22/96
--------------------------                              -------------------
John F. Kelsey, III


/s/ Alan C. Maltz             Director                           2/22/96
--------------------------                              -------------------
Alan C. Maltz


/s/ Scott A. Maltz            Director                           2/22/96
--------------------------                              -------------------
Scott A. Maltz

INDEX TO EXHIBITS


Exhibit No.    Description
----------     -------------------

     2.1 Agreement and Plan of Reorganization and Merger dated May 24, 1995 by and among Brite Voice Systems, Inc., Telecom Services Limited (U.S.), Inc., Telecom Services Limited (West), Inc., TSL Software Services, Inc., TSL Management Group, Inc. and Alan C. Maltz, Scott A. Maltz, Stephen B. Rockoff and Alan C. Maltz as custodian for Sari Maltz and Lori Maltz (incorporated by reference to Annex A to the Company's definitive proxy statement dated July 17, 1995).

     2.2 Agreement and Plan of Reorganization and Merger dated March 31, 1995 by and among Brite Voice Systems, Inc., Touch-Talk Incorporated, Michael D. Heinrich and Laurence Potter, III.

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

     10.6 June 1, 1994 Amendment to Agreement between the Registrant and The Telephone Connection, Inc. (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994). Confidential treatment has been granted with respect to a portion of the Exhibit.

     10.7 Lease covering the Company's call center facility at 9229 E. 37th N., Wichita, Kansas, dated April 22, 1994 (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

     10.8 December 22, 1994 Amendment to Lease covering the Company's call center facility (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

     10.9 Employment Agreement between the Registrant and David F. Hemmings dated September 8, 1993 (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).

     10.10 Non-Statutory Stock Option Agreement between the Registrant and David F. Hemmings dated September 8, 1993 (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994). Confidential treatment has been granted with respect to a portion of the Exhibit.

     10.11 Lease covering the Company's facility at 40 Shawmut Road, Canton, Massachusetts, dated March 15, 1993 (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).

     10.12 Registrant's 1994 Stock Option Plan (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

     10.13 Registrant's 1994 Employee Stock Purchase Plan (incorporated by reference to the Exhibit filed with the Registrant's Registration Statement on Form S-8, No. 33-80478).

     10.14 Stock Purchase Agreement between the Registrant and Perry E. Esping dated March 28, 1990 (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990).

     10.15 Employment agreement dated August 9, 1995, between the Registrant and Stephen B. Rockoff.

     10.16 Employment agreement dated August 9, 1995, between the Registrant and Scott A. Maltz.

     10.17 Employment agreement dated August 9, 1995, between the Registrant and Alan C. Maltz.

     10.18 Employment agreement dated March 31, 1995, between the Registrant and Laurence W. Potter, III.

     10.19 Employment agreement dated March 31, 1995, between the Registrant and Michael D. Heinrich.

     22.1      Subsidiaries of Brite.

     23.1      Consent of Arthur Andersen LLP.

     99.1      Opinion of Ernst & Young LLP.