Form 10-K/A
period 1995-12-31
BRITE VOICE SYSTEMS INC
filed 1996-03-01
CIK 852637

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1


[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1995 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to _________________.

Commission File Number 0-17920



                            BRITE VOICE SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          KANSAS                                            48-0986258
(STATE OF INCORPORATION)                                 (I.R.S. EMPLOYER
                                                         IDENTIFICATION NO.)

                            7309 E. 21ST STREET NORTH
                           WICHITA, KANSAS  67206-1083
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

Registrant's telephone number, including area code:  (316) 652-6500

 Securities registered pursuant to Section 12(b) of the Act:  None

    Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                                (Title of class)
                                ----------------

ITEM 6.  SELECTED FINANCIAL DATA


    The following table contains certain selected financial data which should be read in conjunction with the Company's financial statements and notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations. The selected financial data as of and for the years ended December 31, 1995, 1994 and 1993 have been derived from the financial statements of the Company audited by Arthur Andersen LLP, independent public accountants, except for the balance sheet data as of December 31, 1993. The balance sheet data as of December 31, 1993 has been restated by the Company to reflect the TSL merger, and are derived from the financial statements of the Company audited by Arthur Andersen LLP and the financial statements of the TSL Companies as of and for the years ended December 31, 1994 and 1993, audited by Ernst & Young LLP, independent accountants. The selected financial data as of and for the years ended December 31, 1992 and 1991 have been restated by the Company to reflect the TSL Merger, and are derived from the financial statements of the Company audited by Baird, Kurtz & Dobson, independent certified public accountants, and the financial statements of the TSL Companies. The balance sheets as of December 31, 1992 and 1991 and the income statement for the year ended December 31, 1991 of the TSL Companies from which the selected financial data is derived are unaudited.


                                                                       YEARS ENDED DECEMBER 31,
                                                         -----------------------------------------------------
                                                           1995       1994       1993       1992       1991
                                                         ---------  ---------  ---------  ---------  ---------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenues.............................................  $  97,078  $  79,940  $  56,412  $  42,265  $  41,846
  Operating income (loss)..............................      5,708      6,005     (1,606)    (3,951)     2,017
  Net income (loss)....................................      3,950      4,425     (1,303)    (2,423)     2,339
  Net income (loss) per share..........................        .33        .38       (.12)      (.22)       .21
  Weighted average shares used in computation..........     11,922     11,526     11,068     10,865     11,031
BALANCE SHEET DATA:
  Working capital......................................  $  26,934  $  23,772  $  20,918  $  22,522  $  25,483
  Total assets.........................................     58,832     51,888     41,328     39,745     43,043
  Long term debt.......................................         --         --      1,040      1,055      1,255
  Stockholders' equity.................................     40,446     35,547     29,655     30,669     33,551

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                                                PAGE
                                                                                                                -----
Report of Independent Public Accountants...................................................................          22
Consolidated Balance Sheets as of December 31, 1995 and 1994...............................................          23
Consolidated Statements of Operations for the Years Ended December 31, 1995, 1994 and 1993.................          25
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1995, 1994 and
 1993......................................................................................................          26
Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993.................          27
Notes to Consolidated Financial Statements.................................................................          28
Supplemental Schedules:
Schedule II -- Valuation and Qualifying Accounts...........................................................          37


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


    Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                          /s/ Arthur Andersen LLP

Kansas City, Missouri,
February 2, 1996

                           BRITE VOICE SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994
                                     ASSETS
                                 (IN THOUSANDS)

                                                                                               1995       1994
                                                                                             ---------  ---------
CURRENT ASSETS
  Cash and cash equivalents................................................................  $   3,405  $   5,776
  Temporary investments (at cost which approximates market) (Note 1).......................         --      5,201
  Accounts receivable, less allowance for doubtful accounts: 1995 -- $481; 1994 -- $844....     28,690     18,846
  Inventories (Note 4).....................................................................     10,510      8,263
  Prepaid expenses and other...............................................................      2,715      1,889
                                                                                             ---------  ---------
    Total Current Assets...................................................................     45,320     39,975
                                                                                             ---------  ---------
PROPERTY AND EQUIPMENT
  Land and building........................................................................      3,074      3,074
  Furniture and equipment..................................................................     19,978     15,161
                                                                                             ---------  ---------
                                                                                                23,052     18,235
  Less accumulated depreciation............................................................    (11,476)    (8,906)
                                                                                             ---------  ---------
                                                                                                11,576      9,329
                                                                                             ---------  ---------
OTHER ASSETS (Note 3)......................................................................      1,936      2,584
                                                                                             ---------  ---------
    TOTAL ASSETS...........................................................................  $  58,832  $  51,888
                                                                                             ---------  ---------
                                                                                             ---------  ---------

                       See Notes to Financial Statements

                           BRITE VOICE SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                               1995       1994
                                                                                             ---------  ---------
CURRENT LIABILITIES
  Accounts payable.........................................................................  $   9,503  $   6,492
  Accrued salaries and wages...............................................................      1,726      1,941
  Other accrued expenses...................................................................      1,785      2,926
  Deferred revenue.........................................................................      1,364      1,287
  Customer deposits........................................................................      1,565        775
  Advances from affiliates (Note 7)........................................................        551      2,782
  Income taxes payable.....................................................................      1,892         --
                                                                                             ---------  ---------
    Total Current Liabilities..............................................................     18,386     16,203
                                                                                             ---------  ---------
DEFERRED INCOME TAXES (Note 6).............................................................         --        138
                                                                                             ---------  ---------
COMMITMENTS AND CONTINGENCIES (Notes 5 and 10).............................................         --         --
STOCKHOLDERS' EQUITY (Note 8)
  Preferred stock, no par value; authorized 10,000,000 shares; none outstanding............         --         --
  Common stock, no par value; authorized 30,000,000 shares; outstanding 1995 -11,489,325
   shares; 1994 - 11,254,798 shares                                                             34,377     33,404
  Retained earnings........................................................................      6,383      2,358
  Foreign currency translation adjustment..................................................       (314)      (215)
                                                                                             ---------  ---------
  Total Stockholders' Equity...............................................................     40,446     35,547
                                                                                             ---------  ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............................................  $  58,832  $  51,888
                                                                                             ---------  ---------
                                                                                             ---------  ---------

                       See Notes to Financial Statements

                           BRITE VOICE SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   1995       1994       1993
                                                                                 ---------  ---------  ---------
REVENUES
  System sales.................................................................  $  52,697  $  43,126  $  32,119
  Service revenues.............................................................     44,381     36,814     24,293
                                                                                 ---------  ---------  ---------
                                                                                    97,078     79,940     56,412
                                                                                 ---------  ---------  ---------
COSTS AND EXPENSES
  Cost of sales:
    System.....................................................................     22,809     19,158     14,677
    Service....................................................................     22,249     19,343     11,987
  Research and engineering.....................................................      8,520      6,436      5,863
  Selling, general and administrative..........................................     29,162     22,009     18,599
  S corporation distributions (Note 2).........................................      4,303      6,989      2,292
  Merger and other costs (Notes 2 and 3).......................................      4,327         --      4,600
                                                                                 ---------  ---------  ---------
                                                                                    91,370     73,935     58,018
                                                                                 ---------  ---------  ---------
INCOME (LOSS) FROM OPERATIONS..................................................      5,708      6,005     (1,606)
                                                                                 ---------  ---------  ---------
OTHER INCOME (EXPENSE)
  Interest income..............................................................        265        556        463
  Interest expense.............................................................        (18)      (121)      (124)
  Other........................................................................        205        152         72
                                                                                 ---------  ---------  ---------
                                                                                       452        587        411
                                                                                 ---------  ---------  ---------
INCOME (LOSS) BEFORE INCOME TAXES..............................................      6,160      6,592     (1,195)
INCOME TAX PROVISION (NOTE 6)..................................................      2,210      2,167        108
                                                                                 ---------  ---------  ---------
NET INCOME (LOSS)..............................................................  $   3,950  $   4,425  $  (1,303)
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
EARNINGS (LOSS) PER SHARE......................................................  $    0.33  $    0.38  $   (0.12)
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

                       See Notes to Financial Statements

                           BRITE VOICE SYSTEMS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (IN THOUSANDS)

                                                                             RETAINED      FOREIGN
                                                                             EARNINGS     CURRENCY
                                                      COMMON    TREASURY   (ACCUMULATED  TRANSLATION
                                                       STOCK      STOCK      DEFICIT)    ADJUSTMENT     TOTAL
                                                     ---------  ---------  ------------  -----------  ---------
Balance, December 31, 1992.........................     34,509     (2,810)        (672)        (357)     30,670
  Net loss.........................................         --         --       (1,303)          --      (1,303)
  Retirement of treasury stock.....................     (2,810)     2,810           --           --         -0-
  Adjustments to conform fiscal year of acquired
   corporation.....................................         21         --          (92)          --         (71)
  Sale of common stock.............................        442         --           --           --         442
  Non-qualified stock option compensation..........          4         --           --           --           4
  Foreign currency translation adjustment..........         --         --           --          (87)        (87)
                                                     ---------  ---------  ------------  -----------  ---------
Balance, December 31, 1993.........................     32,166        -0-       (2,067)        (444)     29,655
  Net income.......................................         --         --        4,425           --       4,425
  Sale of common stock.............................        847         --           --           --         847
  Non-qualified stock option compensation..........          6         --           --           --           6
  Tax benefit of stock option transactions.........        385         --           --           --         385
  Foreign currency translation adjustment..........         --         --           --          229         229
                                                     ---------  ---------  ------------  -----------  ---------
Balance, December 31, 1994.........................     33,404        -0-        2,358         (215)     35,547
  Issuance of shares for pooling transaction (Note
   2)..............................................          1         --           75           --          76
  Net income.......................................         --         --        3,950           --       3,950
  Sale of common stock.............................        733         --           --           --         733
  Non-qualified stock option compensation..........          5         --           --           --           5
  Tax benefit of stock option transactions.........        234         --           --           --         234
  Foreign currency translation adjustment..........         --         --           --          (99)        (99)
                                                     ---------  ---------  ------------  -----------  ---------
Balance, December 31, 1995.........................  $  34,377  $     -0-   $    6,383    $    (314)  $  40,446
                                                     ---------  ---------  ------------  -----------  ---------
                                                     ---------  ---------  ------------  -----------  ---------

                       See Notes to Financial Statements

                           BRITE VOICE SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (IN THOUSANDS)

                                                                                  1995        1994       1993
                                                                                ---------  ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)...........................................................  $   3,951  $    4,425  $  (1,303)
  Adjustment to conform fiscal year of acquired corporation...................         --          --       (209)
  Items not requiring (providing) cash:
    Depreciation and amortization.............................................      3,677       2,705      1,974
    (Gain) loss on disposition of assets......................................         --        (109)       263
    Non-qualified stock option compensation...................................          5           6          4
  Changes in:
    Accounts receivable.......................................................     (9,006)     (4,640)    (4,680)
    Inventories...............................................................     (2,231)     (1,693)      (923)
    Accounts payable and accrued expenses.....................................      1,955       3,087      2,898
    Other current assets and liabilities......................................      1,131         756      1,066
                                                                                ---------  ----------  ---------
      Net cash provided by (used in) operating activities.....................       (518)      4,537       (910)
                                                                                ---------  ----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment, net.....................................     (5,600)     (3,886)    (2,219)
  Proceeds from maturity of temporary investments.............................      8,580      15,067     11,205
  Purchase of temporary investments...........................................     (3,379)    (14,651)    (7,051)
  Proceeds from sale of property..............................................         --         228         --
  Increase (decrease) in other assets.........................................         29        (458)      (899)
  Net cash received from business acquisitions................................         44          --         --
                                                                                ---------  ----------  ---------
      Net cash provided by (used in) investing activities.....................       (326)     (3,700)     1,036
                                                                                ---------  ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock....................................................        436         147         21
  Exercise of stock options...................................................        297         700        422
  Proceeds from shareholder loans.............................................      2,267       2,712      1,621
  Principal payments on debt..................................................     (4,428)     (2,473)    (1,559)
                                                                                ---------  ----------  ---------
      Net cash provided by (used in) financing activities.....................     (1,428)      1,086        505
                                                                                ---------  ----------  ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.......................................        (99)        229         --
                                                                                ---------  ----------  ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..............................     (2,371)      2,152        631
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR..................................      5,776       3,624      2,993
                                                                                ---------  ----------  ---------
CASH AND CASH EQUIVALENTS, END OF YEAR........................................  $   3,405  $    5,776  $   3,624
                                                                                ---------  ----------  ---------
                                                                                ---------  ----------  ---------

                       See Notes to Financial Statements

                           BRITE VOICE SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF BUSINESS AND PRINCIPLES OF CONSOLIDATION

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

    INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method and includes the cost of materials, direct labor and manufacturing overhead. Provision is made for obsolete or slow moving items where appropriate.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to 10 years for furniture and equipment to 35 years for buildings and improvements.

    RESEARCH AND ENGINEERING

    Costs associated with internal development of new products or enhancements of existing products are expensed as incurred because the marketability of such products is not determinable until substantially all the costs are incurred.

    REVENUE RECOGNITION

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

    CREDIT RISK

    The Company extends unsecured credit to customers throughout the United States and in certain foreign countries.

                           BRITE VOICE SYSTEMS, INC.

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    INCOME TAXES

    Deferred tax liabilities and assets are recognized for the future tax consequences of events that have been recognized in the financial statements or tax returns. (See Note 6)

    FOREIGN CURRENCY TRANSLATION ADJUSTMENT

    Financial statements of the Company's foreign subsidiaries have been translated into U.S. dollars at current and average exchange rates. Resulting translation adjustments are recorded as a separate component of stockholders' equity. Any transaction gains or losses are included in the Consolidated Statements of Operations.

    EARNINGS PER SHARE

    Earnings per share amounts are computed using the weighted average number of shares outstanding of 11,922,000, 11,526,000 and 11,068,000, for the years ended December 31, 1995, 1994 and 1993, respectively. All options are considered to be common stock equivalents but are only included in the weighted average to the extent that they are dilutive.

    NEW ACCOUNTING PRONOUNCEMENTS

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

    TEMPORARY INVESTMENTS

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

NOTE 2 -- ACQUISITIONS

Effective August 9, 1995, the Company issued 3,331,000 shares of its common stock for all of the outstanding common stock of Telecom Services Limited (U.S.), Inc., Telecom Services Limited (West), Inc., TSL Software Services, Inc., and TSL Management Group, Inc. (collectively the "TSL Companies" or "TSL") and the TSL Companies were merged into the Company (the "TSL Merger"). The TSL Merger has been accounted for as a pooling of interests and, accordingly, the Company's

                           BRITE VOICE SYSTEMS, INC.

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

NOTE 2 -- ACQUISITIONS (CONTINUED)

consolidated financial statements have been restated for all periods prior to the acquisition to include the results of operations, financial position and cash flows of the TSL Companies. Revenues and net income (loss) prior to the combination are as follows:

                                                PERIOD ENDED AUGUST
                                                                      YEAR ENDED DECEMBER   YEAR ENDED DECEMBER
                                                      8, 1995
                                                    (UNAUDITED)             31, 1994              31, 1993
                                                --------------------  --------------------  --------------------
                                                              NET                   NET                   NET
                                                            INCOME                INCOME                INCOME
                                                REVENUES    (LOSS)    REVENUES    (LOSS)    REVENUES    (LOSS)
                                                ---------  ---------  ---------  ---------  ---------  ---------
                                                                         (IN THOUSANDS)
Brite Voice Systems, Inc......................  $  41,041  $   2,104  $  66,304  $   5,569  $  46,857  $  (1,963)
TSL...........................................      9,242        (91)    13,636     (1,144)     9,555        660
                                                ---------  ---------  ---------  ---------  ---------  ---------
                                                $  50,283  $   2,013  $  79,940  $   4,425  $  56,412  $  (1,303)
                                                ---------  ---------  ---------  ---------  ---------  ---------
                                                ---------  ---------  ---------  ---------  ---------  ---------

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

NOTE 3 -- OTHER ASSETS

    Other Assets consist of the following:

                                                                             1995       1994
                                                                           ---------  ---------
                                                                              (IN THOUSANDS)
Prepaid royalties........................................................  $      --  $   1,250
Goodwill and other.......................................................      2,472      1,966
                                                                           ---------  ---------
                                                                               2,472      3,216
Accumulated amortization.................................................       (536)      (632)
                                                                           ---------  ---------
                                                                           $   1,936  $   2,584
                                                                           ---------  ---------
                                                                           ---------  ---------

    In September 1992, the Company licensed certain patented technology for  the
provision   of  electronic  classified  services,  and  advanced  $1,250,000  in nonrefundable royalties. The royalties were

                           BRITE VOICE SYSTEMS, INC.

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

NOTE 3 -- OTHER ASSETS (CONTINUED)

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

NOTE 4 -- INVENTORIES

    Inventories consist of the following (in thousands):

                                                                           1995       1994
                                                                         ---------  ---------
Purchased parts........................................................  $   3,044  $   2,677
Work in progress.......................................................      4,146      2,383
Finished goods.........................................................      3,320      3,203
                                                                         ---------  ---------
                                                                         $  10,510  $   8,263
                                                                         ---------  ---------
                                                                         ---------  ---------

NOTE 5 -- LEASES

    The Company leases office space under noncancelable agreements expiring at various times through 2002. Future minimum rental payments under these operating leases are as follows (in thousands):

1996.......................................................  $   1,306
1997.......................................................        927
1998.......................................................        457
1999.......................................................        376
2000.......................................................        282
Thereafter.................................................        320
                                                             ---------
                                                             $   3,668
                                                             ---------
                                                             ---------

    Rent expense under the above agreements was $1,023,000, $807,000 and $700,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

NOTE 6 -- INCOME TAXES

    The income tax provision includes the following (in thousands):

                                                                                 YEAR ENDED DECEMBER 31,
                                                                             -------------------------------
                                                                               1995       1994       1993
                                                                             ---------  ---------  ---------
Taxes currently payable:
  Federal..................................................................  $   1,804  $   1,918  $     (90)
  State....................................................................        355        150         --
  Foreign..................................................................        651        449        198
  Deferred taxes...........................................................       (600)      (350)        --
                                                                             ---------  ---------  ---------
                                                                             $   2,210  $   2,167  $     108
                                                                             ---------  ---------  ---------
                                                                             ---------  ---------  ---------

                           BRITE VOICE SYSTEMS, INC.

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

NOTE 6 -- INCOME TAXES (CONTINUED)

    United States income taxes have not been provided on the cumulative undistributed earnings of the Company's foreign subsidiaries for $3,076,000 at December 31, 1995. It is intended that these earnings will be permanently invested in operations outside the United States.

    A reconciliation of income tax expense at the statutory rate to income tax expense at the Company's effective rate, is as follows (in thousands):

                                                                                YEAR ENDED DECEMBER 31,
                                                                            -------------------------------
                                                                              1995       1994       1993
                                                                            ---------  ---------  ---------
Tax expense (benefit) at the statutory rate...............................  $   2,095  $   2,886  $    (583)
Effect of foreign tax rates...............................................          8         28         78
Losses providing no current benefit.......................................         --         49        775
Increase (decrease) in taxes resulting from:
  Disqualifying dispositions..............................................         --         --       (280)
  Merger costs............................................................      1,130         --        104
  State income taxes, net of federal benefit..............................        234        197         --
  Foreign sales corporation benefit.......................................        (54)      (112)       (21)
  Utilization of net operating loss carryforward..........................       (321)      (456)        --
  Utilization of credit carryforwards.....................................       (278)      (276)        --
  Reduction of valuation allowance........................................       (600)      (350)        --
  Other permanent differences.............................................         (4)       201         35
                                                                            ---------  ---------  ---------
                                                                            $   2,210  $   2,167  $     108
                                                                            ---------  ---------  ---------
                                                                            ---------  ---------  ---------

    Deferred taxes are determined based on the estimated future tax effect of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Deferred taxes consist of the following (in thousands):

                                                                      1995       1994
                                                                    ---------  ---------
Current deferred taxes
  Gross assets....................................................  $     662  $     488
  Gross liabilities...............................................         --         --
                                                                    ---------  ---------
                                                                    $     662  $     488
                                                                    ---------  ---------
                                                                    ---------  ---------
Noncurrent deferred taxes
  Gross assets....................................................  $     728  $     164
  Gross liabilities...............................................       (403)      (302)
                                                                    ---------  ---------
                                                                    $     325  $    (138)
                                                                    ---------  ---------
                                                                    ---------  ---------

                           BRITE VOICE SYSTEMS, INC.

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

NOTE 6 -- INCOME TAXES (CONTINUED)

    The tax effect of significant temporary differences representing deferred tax assets and liabilities is as follows (in thousands):

                                                                                      1995       1994
                                                                                    ---------  ---------
Federal regular tax operating loss, research and development credit, investment
 tax credit and alternative minimum tax credit carryforwards......................  $   1,293  $   1,688
Merger costs......................................................................         --         96
Depreciation......................................................................       (403)      (302)
Inventory obsolescence reserve....................................................        362        223
Allowance for doubtful accounts...................................................        154        266
Accrued vacation pay..............................................................        276        241
Other, net........................................................................        317        318
                                                                                    ---------  ---------
                                                                                    $   1,999  $   2,530
Valuation allowance...............................................................     (1,049)    (2,180)
                                                                                    ---------  ---------
Net deferred taxes................................................................  $     950  $     350
                                                                                    ---------  ---------
                                                                                    ---------  ---------

    A valuation allowance is provided to the extent realization of the deferred tax assets are dependent on taxable income (exclusive of reversing temporary differences) in future years. A net deferred tax asset was recognized in the current year to the extent existing non-deductible temporary differences could be carried back to reduce current-year income tax.

    At December 31, 1995, the Company has loss and credit carryforwards available for tax purposes as follows (dollars in thousands):

                                                                                                         EXPIRATION
                                                                                               AMOUNT       DATE
                                                                                              ---------  ----------
Federal regular tax carryforwards acquired through business combinations:
  Operating losses..........................................................................  $   1,568     2008
  Research and development credits..........................................................        380     2008
  Investment tax credits....................................................................         60     2008
Federal regular tax carryforwards:
  Capital loss..............................................................................  $      98     2007

NOTE 7 -- ADVANCES FROM AFFILIATES

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

NOTE 8 -- STOCKHOLDERS' EQUITY

    STOCK PURCHASE PLAN

    In March 1994, the Board of Directors approved the Brite Voice Systems 1994 Employee Stock Purchase Plan (the "Plan"). The Plan was approved and adopted at the Annual Meeting of Stockholders held on May 10, 1994. Under the Plan, up to 200,000 shares of common stock of the Company may

                           BRITE VOICE SYSTEMS, INC.

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

NOTE 8 -- STOCKHOLDERS' EQUITY (CONTINUED)

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

    STOCK OPTIONS

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

    The Company's 1984 Incentive Stock Option Plan terminated on December 31, 1994, except as to unexercised options remaining outstanding.

    Information regarding outstanding qualified stock options is as follows:

                                                                          SHARES           PRICE
                                                                        -----------  ------------------
Outstanding at December 31, 1992......................................      802,044        1.25 - 13.75
  Granted -- 1993.....................................................      418,000      6.625 -  9.625
  Exercised -- 1993...................................................     (202,654)      1.25 -  6.375
  Cancelled -- 1993...................................................      (67,037)       1.25 - 12.50
                                                                        -----------
Outstanding at December 31, 1993......................................      950,353        1.25 - 13.75
  Granted -- 1994.....................................................      105,500      10.125 - 16.50
  Exercised -- 1994...................................................     (213,249)       1.25 - 12.50
  Cancelled -- 1994...................................................      (78,425)       1.25 - 13.75
                                                                        -----------
Outstanding at December 31, 1994......................................      764,179        1.25 - 16.50
  Granted -- 1995.....................................................      434,350      16.125 - 20.00
  Exercised -- 1995...................................................      (46,637)       1.25 - 11.00
  Cancelled -- 1995...................................................      (37,000)      1.25 - 18.625
                                                                        -----------
Outstanding at December 31, 1995......................................    1,114,892        1.25 - 20.00
                                                                        -----------
                                                                        -----------
Exercisable at December 31, 1995......................................      368,668        1.25 - 16.50

                           BRITE VOICE SYSTEMS, INC.

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

NOTE 8 -- STOCKHOLDERS' EQUITY (CONTINUED)

    The Company has also granted non-qualified stock options that generally vest over a four-year period. Information regarding these non-qualified options is as follows:


                                                                          SHARES           PRICE
                                                                        -----------  ------------------
Outstanding at December 31, 1992......................................       30,000                2.25
  Granted -- 1993.....................................................      100,000               5.875
  Exercised -- 1993...................................................      (10,049)               2.25
                                                                        -----------
Outstanding at December 31, 1993......................................      119,951       2.25 -  5.875
  Granted -- 1994.....................................................       25,000              15.875
  Exercised -- 1994...................................................       (5,250)               2.25
                                                                        -----------
Outstanding at December 31, 1994......................................      139,701       2.25 - 15.875
  Exercised -- 1995...................................................       (5,000)               2.25
                                                                        -----------
Outstanding at December 31, 1995......................................      134,701       2.25 - 15.875
                                                                        -----------
                                                                        -----------
Exercisable at December 31, 1995......................................       59,701       2.25 - 15.875


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

NOTE 9 -- EMPLOYEE BENEFIT PLANS

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

NOTE 10 -- LEGAL PROCEEDINGS

    The Company is subject to claims and litigation from time to time arising in the normal operation of its business. Management believes that the ultimate resolution of any pending claim will not result in any material loss to the Company.

NOTE 11 -- ADDITIONAL CASH FLOW INFORMATION

                                                                             1995       1994       1993
                                                                           ---------  ---------  ---------
                                                                                   (IN THOUSANDS)
Interest paid............................................................  $     316  $     127  $     126
Income taxes paid (refunds received).....................................      1,196      1,276       (435)

                           BRITE VOICE SYSTEMS, INC.

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

NOTE 12 -- FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

    Operations for the years ended December 31, 1995, 1994 and 1993 are as follows (in thousands):

                                                                         1995       1994       1993
                                                                       ---------  ---------  ---------
Sales to unaffiliated customers:
  United States......................................................  $  76,028  $  67,088  $  48,527
  Europe.............................................................     21,050     12,852      7,885
                                                                       ---------  ---------  ---------
    Total............................................................  $  97,078  $  79,940  $  56,412
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------
Operating profit (loss):
  United States......................................................  $   3,465  $   4,818  $  (2,026)
  Europe.............................................................      2,243      1,187        420
                                                                       ---------  ---------  ---------
    Total............................................................  $   5,708  $   6,005  $  (1,606)
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------
Identifiable assets:
  United States......................................................  $  50,610  $  47,541  $  38,941
  Europe.............................................................     14,966      8,862      5,616
  Adjustments/eliminations...........................................     (6,744)    (4,515)    (3,229)
                                                                       ---------  ---------  ---------
    Total............................................................  $  58,832  $  51,888  $  41,328
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------
Export sales from United States, primarily to the Pacific Rim, Africa
 and Canada..........................................................  $   5,071  $   2,827  $   2,537
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

                           BRITE VOICE SYSTEMS, INC.

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                               DECEMBER 31, 1995

                                                                  BALANCE AT    CHARGED TO                   BALANCE AT
                                                                   BEGINNING     COSTS AND                     END OF
DESCRIPTION                                                        OF PERIOD      EXPENSE      DEDUCTIONS      PERIOD
----------------------------------------------------------------  -----------  -------------  -------------  -----------
                                                                                      (IN THOUSANDS)
Allowance for doubtful accounts:
  Year ended December 31, 1995..................................   $     844     $     317      $     680     $     481
  Year ended December 31, 1994..................................   $     453     $     548      $     157     $     844
  Year ended December 31, 1993..................................   $     252     $     300      $      99     $     453

                                                                  BALANCE AT    CHARGED TO                   BALANCE AT
                                                                   BEGINNING     COSTS AND                     END OF
DESCRIPTION                                                        OF PERIOD      EXPENSE      DEDUCTIONS      PERIOD
----------------------------------------------------------------  -----------  -------------  -------------  -----------
                                                                                      (IN THOUSANDS)
Allowance for obsolete inventory:
  Year ended December 31, 1995..................................   $     666     $     635      $     232     $   1,069
  Year ended December 31, 1994..................................   $     639     $     393      $     366     $     666
  Year ended December 31, 1993..................................   $     408     $     273      $      42     $     639

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BRITE VOICE SYSTEMS, INC.
                                        (Registrant)



                                        By:  /s/ Stanley G. Brannan
                                        -----------------------------------
                                        Stanley G. Brannan
                                        President and
                                        Chief Executive Officer



                                        By:  /s/ Glenn A. Etherington
                                        -----------------------------------
                                        Glenn A. Etherington
                                        Chief Financial Officer
                                        (Principal Accounting Officer)

Dated: February 29, 1996
       Wichita, Kansas