Form 10-Q
period 1996-03-31
BRITE VOICE SYSTEMS INC
filed 1996-05-15
CIK 852637

                                SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549

                                        _______________

                                          FORM 10-Q

[ * ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1996
OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ___________ to _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes   [ * ] No   [   ]

As of May 10, 1996, 11,721,046 shares of the registrant's common stock were outstanding.

                             BRITE VOICE SYSTEMS, INC.

                                     INDEX

                                                                      Page
                                                                     Number

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets - March 31, 1996
               and December 31, 1995................................    3

               Consolidated Statements of Income - Three Months
               Ended March 31, 1996 and 1995........................    5

               Consolidated Statements of Cash Flows - Three Months
               Ended March 31, 1996 and 1995........................    6

               Notes to Financial Statements........................    7

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations..................    9


PART II.  OTHER INFORMATION.........................................   13

                             PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               BRITE VOICE SYSTEMS, INC.
                              CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS, EXCEPT SHARE DATA)

                                       ASSETS
                                      ________


                                                            March 31,         December 31,
                                                              1996                1995
                                                            _________         ____________
                                                           (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents.............................  $  3,839          $  3,405
     Temporary investments (at cost which
       approximates market)................................     1,987                --
     Accounts receivable, less allowance for doubtful
       accounts: 1996-$555, 1995-$481......................    26,230             28,690
     Inventories...........................................    11,581             10,510
     Prepaid expenses and other............................     4,395              2,715
                                                            _________         ____________

          Total Current Assets.............................    48,032             45,320
                                                            _________         ____________
PROPERTY AND EQUIPMENT
     Land and building.....................................     3,074              3,074
     Furniture and equipment...............................    21,470             19,978
                                                            _________         ____________
                                                               24,544             23,052
     Less accumulated depreciation.........................   (12,260)           (11,476)
                                                            _________         ____________
          Total Property and Equipment.....................    12,284             11,576
                                                            _________         ____________
OTHER ASSETS...............................................     1,973              1,936
                                                            _________         ____________
          TOTAL ASSETS.....................................  $ 62,289          $  58,832
                                                            _________         ____________
                                                            _________         ____________

                          See Notes to Financial Statements

                               BRITE VOICE SYSTEMS, INC.
                              CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS, EXCEPT SHARE DATA)

                          LIABILITIES AND STOCKHOLDERS' EQUITY
                         ______________________________________



                                                            March 31,         December 31,
                                                              1996                1995
                                                            _________         ____________
                                                           (Unaudited)
CURRENT LIABILITIES
     Accounts payable......................................  $  8,394          $  9,503
     Accrued salaries and wages............................     1,906             1,726
     Other accrued expenses................................     1,628             1,785
     Deferred revenue......................................     1,504             1,364
     Customer deposits.....................................     1,083             1,565
     Advances from affiliates..............................        --               551
     Income taxes payable..................................     1,965             1,892
                                                            _________         ____________
          Total Current Liabilities........................    16,480            18,386

STOCKHOLDERS' EQUITY
     Preferred stock, no par value; authorized
          10,000,000 shares; none issued and
          outstanding......................................        --                --
     Common stock, no par value; authorized
          30,000,000 shares; issued 11,712,321
          shares - 1996; 11,489,325 shares - 1995..........    37,210            34,377
     Retained earnings.....................................     9,080             6,383
     Foreign currency translation adjustment...............      (481)             (314)
                                                            _________         ____________
          Total Stockholders' Equity.......................    45,809            40,446
                                                            _________         ____________
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY...........................  $ 62,289          $ 58,832
                                                            _________         ____________
                                                            _________         ____________

                          See Notes to Financial Statements

                               BRITE VOICE SYSTEMS, INC.
                           CONSOLIDATED STATEMENTS OF INCOME
                         (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                Three Months Ended
                                                                     March 31,
                                                               1996              1995
                                                            _________         ____________
                                                                     (Unaudited)

REVENUES
     System sales..........................................  $ 14,116          $ 12,143
     Service revenues......................................    11,732            10,671
                                                            _________         ____________
                                                               25,848            22,814
                                                            _________         ____________
COSTS AND EXPENSES
     Cost of Sales:
          System...........................................     6,010             5,040
          Service..........................................     5,621             5,396
     Research and engineering..............................     2,586             1,731
     Selling, general and administrative...................     7,927             6,721
     S corporation distributions...........................        --             1,461
                                                            _________         ____________
                                                               22,144            20,349
                                                            _________         ____________

INCOME FROM OPERATIONS.....................................     3,704             2,465

OTHER INCOME, NET..........................................        57               153
                                                            _________         ____________

INCOME BEFORE TAXES........................................     3,761             2,618

PROVISION FOR INCOME TAXES.................................     1,058               625
                                                            _________         ____________

NET INCOME.................................................  $  2,703          $  1,993
                                                            _________         ____________
                                                            _________         ____________

EARNINGS PER SHARE.........................................  $   0.23          $   0.17
                                                            _________         ____________
                                                            _________         ____________

WEIGHTED AVERAGE SHARES OUTSTANDING........................    11,921            11,904

                          See Notes to Financial Statements

                               BRITE VOICE SYSTEMS, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)


                                                                Three Months Ended
                                                                     March 31,
                                                               1996              1995
                                                            _________         ____________
                                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income............................................  $  2,703          $  1,993
     Items not requiring cash:
          Depreciation and amortization....................       838               861
     Changes in:
          Accounts receivable..............................     2,460            (3,887)
          Inventories......................................    (1,071)             (902)
          Accounts payable and accrued expenses............    (1,018)              357
          Other current assets and liabilities.............    (1,949)            1,349
                                                            _________         ____________
               Net cash provided by (used in)
               operating activities........................     1,963              (229)
                                                            _________         ____________

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment, net...............    (1,491)           (1,422)
     Proceeds from maturity of temporary
       investments.........................................        --             4,229
     Purchase of temporary investments.....................    (1,987)           (2,732)
     Increase in other assets..............................       (89)                2
     Net cash received from business acquisitions..........        --                44
                                                            _________         ____________
               Net cash provided by (used in)
               investing activities........................    (3,567)              121

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock..............................     2,832                99
     Principal payment on debts............................      (621)             (758)
                                                            _________         ____________
               Net cash provided by financing activities...     2,211               659
                                                            _________         ____________
EFFECT OF EXCHANGE RATE CHANGES
     ON CASH ..............................................      (173)              200
                                                            _________         ____________
INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS......................................       434              (567)

CASH AND CASH EQUIVALENTS, BEGINNING
     OF PERIOD.............................................     3,405             5,776
                                                            _________         ____________
CASH AND CASH EQUIVALENTS, END OF
     PERIOD................................................  $  3,839          $  5,209
                                                            _________         ____________
                                                            _________         ____________

                          See Notes to Financial Statements

                               BRITE VOICE SYSTEMS, INC.
                             NOTES TO FINANCIAL STATEMENTS


1. The 1996 and 1995 financial statements (except for the December 31, 1995 Balance Sheet) included herein have been prepared by the Company, without audit, and reflect all adjustments (consisting only of those of a normal recurring nature) which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1995, contained in the Company's Annual Report to Stockholders and Form 10-K filed with the Securities and Exchange Commission.

2.   Inventories consist of the following (in thousands):

                                                  March 31,        December 31,
                                                    1996              1995
                                                 _________         ____________

     Purchased parts........................    $  3,762          $  3,044
     Work in progress.......................       4,194             4,146
     Finished goods.........................       3,624             3,320
                                                 _________         ____________

                                                $ 11,580          $ 10,510
                                                 _________         ____________
                                                 _________         ____________

3. Effective August 9, 1995, the Company consummated its mergers (the "Mergers") with each of Telecom Services Limited (U.S.), Inc., Telecom Services Limited (West), Inc., TSL Software Services, Inc., and TSL Management Group, Inc. (collectively the "TSL Companies"). Pursuant to the Agreement and Plan of Reorganization and Merger dated May 24, 1995 (the "Merger Agreement"), the TSL Companies were merged into the Company in a transaction involving the issuance of 3,331,000 shares of the Company's common stock in conversion of all outstanding shares of common stock of the TSL Companies.

     The Mergers have been accounted for as a pooling of interests.
Accordingly, the consolidated financial statements have been retroactively restated to include the results of operations, financial positions and cash flows of the TSL Companies for all periods prior to consummation of the Mergers. Revenues and net income prior to the combination are as follows (in thousands):

                                                    Three Months Ended
                                                      March 31, 1995
                                                __________________________
                                                                     Net
                                                Revenues            Income
     Brite Voice Systems, Inc...............    $ 19,040          $ 1,691
     The TSL Companies......................       3,774              302
                                                _________         ____________

                                                $ 22,814          $ 1,993
                                                _________         ____________
                                                _________         ____________

4. On March 4, 1996, the Company completed a public stock offering whereby 1,377,401 shares were sold by certain stockholders. The Company granted the Underwriter an option to purchase up to 206,610 shares, solely to cover over-allotments. The underwriter's option was exercised, resulting in proceeds to the Company of $2,761,176, net of expenses.

5. Income taxes paid (refunds received) during the three months ended March 31, 1996 and 1995 were $1,214,000 and $ (301,000), respectively.

     Interest paid during the three months ended March 31, 1996 and 1995 was $10,000 and $0, respectively.

                               PART I:   FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

     Effective August 9, 1995, the TSL Companies were merged into the Company in a transaction accounted for as a pooling of interests. TSL provides a broad array of services and products which assist clients in managing various aspects of their telecommunications requirements. The acquisition resulted in the issuance of 3,331,000 shares of Brite's Common Stock in exchange for all of the outstanding common stock of the TSL Companies. The financial information presented herein has been restated to include the accounts and operations of the TSL Companies for the period ended March 31, 1995.

RESULTS OF OPERATIONS

      Total revenues for the three months ended March 31, 1996 increased $3,034,000 to $25,848,000, or 13.3%, compared to the same period in 1995, primarily as a result of continuing penetration of international markets, including sales of systems to new customers, and equipment and software upgrades and system expansions by existing customers.

     Domestic system sales, consisting of general purpose voice response systems and electronic publishing systems delivered to customers in the United States and Canada, decreased to $6,683,000 from $8,067,000, or 17.2%.

     General purpose voice response system sales decreased $936,000 to $5,458,000, or 14.6%, principally due to the presence during the first quarter of 1995 of several large orders placed by value-added resellers of the Company's products that did not recur during the first quarter of 1996. The Company believes that this decrease is the result of the timing of certain orders and does not indicate a decrease in demand for the Company's voice response products.

     Electronic publishing system sales decreased $448,000 to $1,225,000, or 26.8%. The Company attributes this decrease to continued saturation of the market for this type of system. The Company believes it holds a significant majority of the market share for audiotex systems sold to newspapers and Yellow Pages publishers. Many of the Company's customers have slowed their deployment of audiotex systems in the last year, as interest in on-line systems and services has decreased demand for audiotex systems. The Company believes that sales of these systems in future periods will become increasingly more difficult to obtain in the domestic market.

     International system sales increased $3,357,000 to $7,433,000, or 82.4%, primarily due to sales of the Voice Services Director ("VSD"), a voice messaging product sold to cellular network providers around the world. The Company believes the international markets are behind the United States markets in terms of acceptance of voice response technology, and that prospects for growth in these markets will exceed those in the United States during the next several years.

     The Company's system sales are dependent upon continued orders by existing customers, orders from new customers, and development of new products. There can be no assurance that the Company will be able to increase or maintain its market share in the future or to sustain recent growth rates.

     Service revenues increased $1,061,000 to $11,732,000, or 9.9%. Managed service revenues, consisting of telecommunications management services, Consumer Tips and 900 Voice Personals, increased 10.5%, from $6,731,000 to $7,440,000, due primarily to an increase in revenues from telecommunications management services. Service contract and repair revenues increased 7.2%, from $2,739,000 to $2,937,000, due to the Company's continuing emphasis on expanding its base of customers who subscribe to quarterly or annual maintenance contracts. Information services revenues increased 12.8% from $1,201,000 to $1,355,000, due primarily to the introduction of new audio products.

     Cost of system sales increased $970,000 to $6,010,000, or 19.2%, and increased as a percentage of system sales from 41.5% to 42.6%. The increase in actual costs was due to an increase in the number of systems shipped by the Company's foreign subsidiaries to international customers. The increase as a percentage of system sales is due to a change in the mix between international sales and domestic sales. International sales are dominated by sales of voice messaging equipment, which typically have a lower margin than the Company's voice response products; therefore, as international sales increase as a percentage of total equipment sales, the Company expects overall margins to decrease.

     Cost of sales of service revenues increased $225,000 to $5,621,000, or 4.2%, while decreasing as a percentage of service revenues from 50.6% to 47.9%. The increase in actual costs was due to an increase in variable costs, such as telephone transmission costs and revenue sharing payments to customers, associated with increased managed service revenues. The decrease as a percentage of revenues was due to an increase in revenues from telecommunications management services as a percentage of the total product mix, which typically have higher margins than other components of service revenues.

     Research and engineering expenses increased $855,000 to $2,586,000, or 49.4%, due to the addition of research engineers and related expenses to support the Company's continued commitment to product development. As a percentage of revenue, these expenses increased to 10% of total revenue in 1996, compared to 7.6% in 1995. The Company believes that it must continue to increase spending on research and engineering activities in absolute terms in order to continue to remain competitive in the voice response market. Such expenses could increase as a percentage of revenues as well.

     Selling, general and administrative expenses increased $1,206,000 to $7,927,000, or 17.9%, primarily due to the expansion of the Company's international sales and marketing efforts. During 1995, the Company opened an office in Cambridge, England, as well as Johannesburg, South Africa and Singapore. In addition, significant staff was added during the year to support new sales opportunities in both the domestic and international markets. As a percentage of total revenues, selling, general and administrative expenses increased from 29.5% to 30.7%. The Company anticipates that these expenses as a percentage of revenues will begin to decline as the additional staff begins generating revenues.

     S corporation distributions represent payments made to the former TSL Companies' stockholders, which are approximately equal to the tax basis earnings of the TSL Companies. Under the terms of the Merger Agreement, the TSL Companies were allowed to distribute estimated tax basis income through the closing date of the TSL Merger. The distributions totaled $1,461,000 in the three months ended March 31, 1995. These payments were not made in 1996 and will not recur in future periods.

     Other income decreased by $96,000 to $57,000, or 62.7%, principally due to lower average cash and cash equivalents balances during the three months ended March 31, 1996 versus the same period in 1995. The Company also utilized its line of credit during the quarter ended March 31, 1996, thereby incurring interest expense that offset a portion of the interest income earned during the period.

     The provision for income taxes was 28.1% for the three months ended March 31, 1996, compared to 23.8% for the same period during 1995. The variance from the United States statutory rate in both periods was due primarily to the utilization of net operating loss and credit carryforwards acquired through the Company's 1993 merger with Perception Technology Corporation, and a reduction in the Company's deferred tax valuation allowance.


LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1996, the Company had a current ratio of 2.9 to 1, and working capital of $31,552,000, compared to a current ratio of 2.5 to 1 and working capital of $26,934,000 at December 31, 1995. Cash and cash equivalents and temporary investments increased from $3,405,000 at December 31, 1995 to $5,826,000 at March 31, 1996, primarily due to a public offering of common stock.

     Accounts receivable decreased by $2,460,000 and inventory increased by $1,071,000 during the quarter ended March 31, 1996. The increase in inventory occurred primarily as a result of the anticipation of sales increases by the
Company's foreign subsidiaries.   These foreign subsidiaries require longer lead
times for certain components which are included in customer systems.   The
increase in inventory was funded by the collection of accounts receivable.

     Property and equipment increased by $1,452,000 during the three months ended March 31, 1996. The Company expects capital expenditures to continue at approximately this level for the remainder of the year.

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

     The Company maintains a $5,000,000 line of credit that is used from time to time to fund short-term cash requirements. There were no borrowings outstanding under the line as of March 31, 1996.

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

     None

ITEM 5.   OTHER MATTERS

     None

ITEM 6.   EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

     (a)  None

     (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                               SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   May 14, 1996

                           BRITE VOICE SYSTEMS, INC.


                          /s/ Glenn A. Etherington
                          ______________________________________________
                          Glenn A. Etherington
                          Chief Financial Officer
                          Duly Authorized Officer on behalf of the Registrant