Form 10-Q
period 1996-06-30
BRITE VOICE SYSTEMS INC
filed 1996-08-14
CIK 852637

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                  FORM 10-Q


[X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1996

                           OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from_____________ to________


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

As of August 7, 1996, 11,783,355 shares of the registrant's common stock were outstanding.



                        Total Number of Pages: 15

                            BRITE VOICE SYSTEMS, INC.

                                    INDEX


                                                                Page
                                                               Number

PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements

          Consolidated Balance Sheets - June 30, 1996
           and December 31, 1996 . . . . . . . . . . . . .       3

          Consolidated Statements of Income - Three Months
           Ended June 30, 1996 and 1995. . . . . . . . . .       5

          Consolidated Statements of Cash Flows - Three Months
           Ended June 30, 1996 and 1995. . . . . . . . . .       6

          Notes to Financial Statements. . . . . . . . . .       7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . .       9

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . .      14

                      PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        BRITE VOICE SYSTEMS, INC.
                       CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE DATA)

                                 ASSETS


                                                     June 30,     December 31,
                                                       1996          1995
                                                   ----------      -----------
                                                   (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents. . . . . . .               $ 2,088      $ 3,405
  Accounts receivable, less allowance for doubtful
    accounts: 1996-$587, 1995-$481 . . .                32,485       28,690
  Inventories. . . . . . . . . . . . . .                11,650       10,510
  Prepaid expenses and other . . . . . .                 3,880        2,715
                                                       -------      -------
      Total Current Assets . . . . . . .                50,103       45,320
                                                       -------      -------

PROPERTY AND EQUIPMENT
  Land and building. . . . . . . . . . .                 3,074        3,074
  Furniture and equipment. . . . . . . .                22,881       19,978
                                                       -------      -------
                                                        25,955       23,052
  Less accumulated depreciation. . . . .               (13,110)     (11,476)
                                                       -------      -------

      Total Property and Equipment . . .                12,845       11,576
                                                       -------      -------

OTHER ASSETS . . . . . . . . . . . . . .                 2,296        1,936
                                                       -------      -------

TOTAL ASSETS . . . . . . . . . . . . . .               $65,244      $58,832
                                                       =======      =======




                       See Notes to Financial Statements

                            BRITE VOICE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     June 30,     December 31,
                                                       1996          1995
                                                   ----------      -----------
                                                   (Unaudited)

CURRENT LIABILITIES
  Accounts payable . . . . . . . . . . .              $  8,369      $  9,503
  Accrued salaries and wages . . . . . .                 2,136         1,726
  Other accrued expenses . . . . . . . .                 1,187         1,785
  Deferred revenue . . . . . . . . . . .                 2,114         1,364
  Customer deposits. . . . . . . . . . .                 1,109         1,565
  Advances from affiliates . . . . . . .                    --           551
  Income taxes payable . . . . . . . . .                 1,212         1,892
                                                       -------       -------

      Total Current Liabilities. . . . .                16,127        18,386
                                                       -------       -------

STOCKHOLDERS' EQUITY
  Preferred stock, no par value; authorized
   10,000,000 shares; none issued and
   outstanding . . . . . . . . . . . . .                    --            --
  Common stock, no par value; authorized
   30,000,000 shares; issued 11,783,355
   shares - 1996; 11,489,325 shares - 1995              37,560        34,377
  Retained earnings. . . . . . . . . . .                11,968         6,383
  Foreign currency translation adjustment                 (411)         (314)
                                                       -------       -------

      Total Stockholders' Equity . . . .                49,117        40,446
                                                       -------       -------
                                                       $65,244      $ 58,832
                                                       =======       =======




                       See Notes to Financial Statements

                            BRITE VOICE SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     Three Months Ended   Six Months Ended
                                          June 30,           June 30,
                                      1996      1995      1996      1995
                                    --------  --------  --------    --------
                                        (Unaudited)        (Unaudited)
REVENUES
 System sales. . . . . . .          $ 15,688  $ 11,598  $ 29,804     $23,741
 Services revenues . . . .            12,979    10,622    24,711      21,293
                                    --------  --------  --------   --------
                                      28,667    22,220    54,515      45,034
                                    --------  --------  --------   --------

COSTS AND EXPENSES
 Cost of Sales:
  System . . . . . . . . .             7,107     4,440    13,117       9,480
  Services . . . . . . . .             6,293     5,551    11,914      10,947
 Research and engineering.             2,738     1,902     5,324       3,633
 Selling, general and
  administrative . . . . .             8,645     6,991    16,572      13,712
 S-Corporation distributions              --     1,802        --       3,263
                                    --------  --------  --------   --------
                                      24,783    20,686    46,927      41,035
                                    --------  --------  --------   --------

INCOME FROM OPERATIONS . .             3,884     1,534     7,588       3,999

OTHER INCOME, NET. . . . .               122       132       180         285
                                    --------  --------  --------   --------
INCOME BEFORE TAXES. . . .             4,006     1,666     7,768       4,284

PROVISION FOR INCOME TAXES             1,118       515     2,176       1,140
                                    --------  --------  --------   --------

NET INCOME . . . . . . . .          $  2,888  $  1,151  $  5,592   $   3,144
                                    ========  ========  ========   =========
EARNINGS PER SHARE . . . .          $    .24  $    .10  $    .46   $     .26
                                    ========  ========  ========   =========
WEIGHTED AVERAGE SHARES
 OUTSTANDING . . . . . . .            12,287    11,913    12,104      11,908





                       See Notes to Financial Statements

                          BRITE VOICE SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)

                                                              Six Months Ended
                                                                  June 30,
                                                             1996         1995
                                                            --------    --------
                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income. . . . . . . . . . . . . . . . .                $ 5,591    $ 3,144
 Items not requiring cash:
  Depreciation and amortization. . . . . . .                  1,695      1,680
 Changes in:
  Accounts receivable. . . . . . . . . . . .                 (3,795)    (3,263)
  Inventories. . . . . . . . . . . . . . . .                 (1,140)    (2,316)
  Accounts payable and accrued expenses.  . .                  (649)     2,976
  Other current assets and liabilities . . .                 (2,227)       227
                                                           --------   --------
     Net cash provided by (used in) operating activities       (525)      2,448
                                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment. . . . .                 (2,903)     (3,029)
 Proceeds from sales of property and equipment                   --          38
 Proceeds from maturity of temporary investments                 --       7,933
 Purchase of temporary investments . . . . .                     --      (3,379)
 (Increase) decrease in other assets . . . .                   (417)         51
 Net cash received from business acquisitions                    --          44
                                                           --------    --------
     Net cash provided by (used in) investing activities     (3,320)      1,658
                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock. . . . . . . . . .                  2,761         221
 Exercise of stock options . . . . . . . . .                    421         177
 Principal payments on debt. . . . . . . . .                   (551)     (1,175)
                                                           --------    --------
     Net cash provided by (used in) financing activities      2,631        (777)
                                                           --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH. . .                   (103)         85
                                                           --------    --------
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS. . . . . . . . . . . . . .                 (1,317)      3,414

CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD . . . . . . . . . . . . . . . . .                   3,405      5,776
                                                            --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD . .                 $ 2,088   $  9,190
                                                            --------   --------
                                                            --------   --------



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

2.   Inventories consist of the following (in thousands):

                                     June 30,    December 31,
                                       1996         1995
                                     --------      --------

     Purchased parts . . . . . . .   $  4,311      $  3,044
     Work in progress. . . . . . .      4,647         4,146
     Finished goods. . . . . . . .      2,692         3,320
                                     --------      --------
                                     $ 11,650      $ 10,510
                                     --------      --------
                                     --------      --------

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

     The Mergers have been accounted for as a pooling of interests. Accordingly, the consolidated financial statements have been retroactively restated to include the results of operations, financial positions and cash flows of the TSL Companies for all periods prior to consummation of the Mergers. Revenues and net income prior to the combination are as follows (in thousands):

                                    Three Months Ended       Six Months Ended
                                      June 30, 1995           June 30, 1995
                                   -------------------       ------------------
                                               Net                       Net
                                             Income                     Income
                                   Revenues  (Loss)          Revenues   (Loss)
                                   --------  ------          --------   ------
     Brite Voice Systems, Inc.     $ 18,687  $ 1,538         $37,727  $ 3,229
     TSL Companies . . . .            3,533     (387)          7,307      (85)
                                   --------  -------        ---------  -------
                                    $22,220  $ 1,151         $45,034  $ 3,144
                                   ========  =======        =========  =======

4. On March 4, 1996, the Company completed a public stock offering whereby 1,377,401 shares were sold by certain stockholders. The Company granted the Underwriter an option to purchase up to 206,610 shares, solely to cover over-allotments. The underwriter's option was exercised, resulting in proceeds to the Company of $2,761,176, net of expenses.

5. Income taxes paid during the three months ended June 30, 1996 and 1995 were $1,339,000 and $337,000, respectively.

     Interest paid during the three months ended June 30, 1996 and 1995 was $29,000 and $3,000, respectively.

                        PART I:   FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BASIS OF PRESENTATION

     Effective August 9, 1995, the TSL Companies were merged into the Company in a transaction accounted for as a pooling of interests. TSL provides a broad array of services and products which assist clients in managing various aspects of their telecommunications requirements. The acquisition resulted in the issuance of 3,331,000 shares of Brite's common stock in exchange for all of the outstanding common stock of the TSL Companies. The financial information presented herein has been restated to include the accounts and operations of the TSL Companies for the quarter and six months ended June 30, 1995.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

      Total revenues for the three months ended June 30, 1996 increased $6,447,000 to $28,667,000, or 29.0%, compared to the same period in 1995, primarily as a result of continuing penetration of international markets, including sales of systems to new customers, and equipment and software upgrades and system expansions to existing customers.

     Domestic system sales, consisting of general purpose voice response systems and electronic publishing systems delivered to customers in the United States and Canada, increased to $7,263,000 from $6,152,000, or 18.1%.

     General purpose voice response system sales increased $711,000 to $6,293,000, or 12.7%, principally due to expansion of business from existing customers and several large system sales in the banking and utility industries.

     Electronic publishing system sales increased $400,000 to $970,000, or 70.2%. The Company attributes this increase to new system sales to a distributor in the health care industry. Previous sales have been to newspapers and Yellow Pages publishers. The Company believes it holds a significant majority of the market share in these segments and that this market is saturated. Many of the Company's customers have slowed their deployment of audiotex systems in the last year, as interest in on-line systems and services has decreased demand for audiotex systems. The Company believes that sales of these systems in future periods will become increasingly more difficult to obtain in the domestic market.

     International system sales increased $2,979,000 to $8,425,000, or 54.7%. System sales by the Company's foreign subsidiaries increased $2,102,000 to $6,090,000, or 52.7%, primarily due to system expansion by the Company's two largest customers located in the United Kingdom and Spain. System sales by the Company's United States-based sales force increased $877,000 to $2,335,000, or 60.2%, primarily due to a large order in the Pacific Rim area. The Company believes the international markets are behind the United States markets in terms of acceptance of voice response technology, and that prospects for growth in these markets will exceed those in the United States during the next several years.

     The Company's system sales are dependent upon continued orders by existing customers, orders from new customers, and development of new products. There can be no assurance that the Company will be able to increase or maintain its market share in the future or to sustain recent growth rates.

     Services revenues increased $2,357,000 to $12,979,000, or 22.2%.
Managed services revenues, consisting of telecommunications management services, Consumer Tips and 900 Voice Personals, increased 19.1%, from $6,634,000 to $7,901,000, due primarily to an increase in revenues from telecommunications management services. Service contract and repair revenues increased 36.8%, from $2,690,000 to $3,680,000, due primarily to a one-time project for a large customer, which helped lead to the conversion of this customer to a full-service contract. Information services revenues increased 7.7% from $1,298,000 to $1,398,000, due primarily to the introduction of new audio products.

     Cost of system sales increased $2,667,000 to $7,107,000, or 60.1%, and increased as a percentage of system sales from 38.3% to 45.3%. The increase in actual costs was due to an increase in the number of systems shipped by the Company's foreign subsidiaries to international customers. The increase as a percentage of system sales is principally due to the presence during the first quarter of 1995 of several large software orders that typically have much higher margins than system sales.

     Cost of services revenues increased $742,000 to $6,293,000, or 13.4%, while decreasing as a percentage of services revenues from 52.3% to 48.5%. The increase in actual costs was due to an increase in variable costs, such as telephone transmission costs and revenue sharing payments to customers, associated with increased managed services revenues. The decrease as a percentage of revenues was primarily due to the inclusion of costs during the three months ended June 30, 1995 associated with the voice personals service, Person-to-Person, cancelled during the last half of 1995. These services had a much lower margin than other services provided.

     Research and engineering expenses increased $836,000 to $2,738,000, or 43.9%, due to the addition of research engineers and related expenses to support the Company's continued commitment to product development. As a percentage of revenues, these expenses increased to 9.6% of total revenues in the three months ended June 30, 1996, compared to 8.6% in 1995. The Company believes that it must continue to increase spending on research and engineering activities in absolute terms in order to continue to remain competitive in the voice response market. Such expenses could increase as a percentage of revenues as well.

     Selling, general and administrative expenses increased $1,654,000 to $8,645,000, or 23.7%, primarily due to the expansion of the Company's international sales and marketing efforts. Significant staff were added during the latter part of 1995 to support new sales opportunities in both the domestic and international markets. As a percentage of total revenues, selling, general and administrative expenses decreased slightly from 31.5% to 30.2%.

     S corporation distributions represent payments made to the former TSL Companies' stockholders, which are approximately equal to the tax basis earnings of the TSL Companies. Under the terms of the Merger Agreement, the TSL Companies were allowed to distribute estimated tax basis income through the closing date of the Mergers. The distributions totaled $1,802,000 in the three months ended June 30, 1995. These payments were not made in 1996 and will not recur in future periods.

     Other income decreased by $10,000 to $122,000, or 7.6%, principally due to lower average cash and cash equivalents balances during the three months ended June 30, 1996 versus the same period in 1995. The Company also utilized its line of credit during the quarter ended June 30, 1996, thereby incurring interest expense that offset a portion of the interest income earned during the period.

     The provision for income taxes was 27.9% for the three months ended June 30, 1996, compared to 30.9% for the same period during 1995. The variance from the United States statutory rate in both periods was due primarily to the utilization of net operating loss and credit carryforwards acquired through the Company's 1993 merger with Perception Technology Corporation, and a reduction in the Company's deferred tax valuation allowance.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

     Total revenues increased $9,481,000 to $54,515,000, or 21.1%, compared to the same period in 1995. This improvement was due to increases in international system sales and domestic and international services revenues.

     Domestic system sales decreased $273,000 to $13,946,000, or 1.9%. General purpose voice response system sales decreased $225,000 to $11,751,000, or 1.9%, principally due to the presence during the first quarter of 1995 of several large orders placed by value added resellers of the Company's products that did not recur during the first six months of 1996. Electronic publishing system sales decreased $48,000 to $2,195,000, or 2.1%, due primarily to the weakness in demand for systems by directory publishing customers.

     International system sales increased $6,336,000 to $15,858,000, or 66.5%. System sales by the Company's foreign subsidiaries increased $5,929,000 to $12,663,000, or 88.0%, primarily due to system expansion by the Company's two largest customers located in the United Kingdom and Spain. System sales by the Company's United States-based sales force increased $407,000 to $3,195,000, or 14.6%, primarily due to a large order in the Pacific Rim area.

     Services revenues increased $3,418,000 to $24,711,000, or 16.1%. Service contract and repair revenues increased $1,188,000 to $6,617,000, or 21.9%, due primarily to the Company's emphasis on expanding its base of customers who subscribe to quarterly or annual maintenance contracts. Managed services revenues increased $1,976,000 to $15,341,000, or 14.8%, due to an increase in revenues from telecommunications management services. Information services and other service revenues increased $254,000 to $2,753,000, or 10.2%, due to the introduction of new audio products.

     Cost of system sales increased $3,637,000 to $13,117,000, or 38.4%, and increased as a percentage of system sales from 39.9% to 44.0%. The increase in actual costs was due to an increase in the number of systems shipped. The increase as a percentage of system sales is principally due to the presence during the first quarter of 1995 of several large software orders that typically have much higher margins than system sales.

     Cost of services revenues increased $967,000 to $11,914,000, or 8.8%, while decreasing as a percentage of services revenues from 51.4% to 48.2%.
The increase in actual costs was due primarily to the increase in variable costs, such as telephone transmission costs and revenue-sharing payments to customers. The decrease as a percentage of revenues was primarily due to the inclusion of costs during the six months ended June 30, 1995 associated wih the voice personals service, Person-to-Person, cancelled during the last half of 1995. These services had a much lower margin than other services provided.

     Research and engineering expenses increased $1,691,000 to $5,324,000, or 46.6%, due to the addition of research engineers and related expenses to support the Company's continued commitment to product development. As a percentage of revenues, these expenses increased to 9.8% of total revenue in the six months ended June 30, 1996, compared to 8.1% in 1995. The Company believes that it must continue to increase spending on research and engineering activities in absolute terms in order to continue to remain competitive in the voice response market. Such expenses could increase as a percentage of revenues as well.

     Selling, general and administrative expenses increased $2,860,000 to $16,572,000, or 20.9%, primarily due to the expansion of the Company's international sales and marketing efforts. Significant staff were added during the latter part of 1995 to support new sales opportunities in both the domestic and international markets. As a percentage of total revenues, selling, general and administrative expenses remained constant at 30.4%.

     Other income decreased by $105,000 to $180,000, or 36.8%, primarily due to lower average cash and cash equivalent balances during the six month period versus the same period in 1995. The Company also utilized its line of credit during the six months ended June 30, 1996, thereby incurring interest expense that offset a portion of the interest income earned during the period.

     The provision for income taxes was 28.0% for the six months ended June 30, 1996 compared to 26.6% for the same period in 1995. The variance in the effective income tax rate from the United States statutory rate for both periods was due primarily to the utilization of net operating loss and credit carryforwards acquired through the Company's 1993 merger with Perception Technology Corporation, and a reduction in the Company's deferred tax valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1996, the Company had a current ratio of 3.1 to 1, and working capital of $33,976,000, compared to a current ratio of 2.5 to 1 and working capital of $26,934,000 at December 31, 1995. Cash and cash equivalents and temporary investments decreased from $3,405,000 at December 31, 1995 to $2,088,000 at June 30, 1996, primarily due to an increase in accounts receivable and inventory and purchases of property and equipment.

     Accounts receivable increased by $3,795,000 and inventory increased by $1,140,000 during the six months ended June 30, 1996. The increase in accounts receivable is principally due to an increase in international sales during the six months ended June 30, 1996, which typically have longer payment cycles and greater difficulty in accounts receivable collection. The increase in inventory occurred primarily as a result of the anticipation of sales increases by the Company's foreign subsidiaries. These foreign subsidiaries require longer lead times for certain components which are
included in customer systems.   The increase in inventory was
funded by working capital on hand and operating income generated in the first quarter of 1996.

     Property and equipment increased by $2,903,000 during the six months ended June 30, 1996. The Company expects capital expenditures to continue at approximately this level for the remainder of the year.

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

     The Company maintains a $5,000,000 line of credit that is used from time to time to fund short-term cash requirements. There were no borrowings outstanding under the line as of June 30, 1996.

     The Company has no significant capital commitments and believes that working capital on hand, the availability of the line of credit, and funds provided from future operations will be sufficient to fund all of the Company's known short-term and long-term capital requirements.

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

     None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders of the Company, held on May 14, 1996, the Company's Stockholders:

     a)   Elected the following to serve as Directors of the Company:
Stanley G. Brannan, Perry E. Esping, C. MacKay Ganson, Jr., David S. Gergacz, John F. Kelsey, III, Alan C. Maltz and Scott A. Maltz. Votes cast for each Director were 9,966,259 in favor, 0 against and 2,970 abstentions;

     b) Approved and adopted the Brite Voice Systems, Inc. Amended and Restated 1990 Non-Employee Director Stock Option Plan, as adopted by the Board of Directors of the Company on January 18, 1996. There were 8,176,613 votes cast in favor of the Amended and Restated Plan, 1,794,869 against and 23,194 abstentions; and

     c) Ratified the appointment of Arthur Andersen LLP to serve as the Company's independent public accountants for 1995. There were 7,190,718 votes cast in favor of the appointment, 15,647 cast against and 5,077 abstentions.

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

Dated:   August 14, 1996


                         BRITE VOICE SYSTEMS, INC.


                         /s/ Glenn A. Etherington
                         --------------------------------------
                         Glenn A. Etherington
                         Chief Financial Officer
                         Duly Authorized Officer on behalf of the Registrant