Form 10-Q
period 1996-09-30
BRITE VOICE SYSTEMS INC
filed 1996-11-12
CIK 852637

                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549

                                     ------------------


                                         FORM 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1996

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

As of November 5, 1996, 11,786,355 shares of the registrant's common stock were outstanding.


                                TOTAL NUMBER OF PAGES: 16

                                BRITE VOICE SYSTEMS, INC.

                                         INDEX


                                                                           Page
                                                                          Number
                                                                          ------

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets - September 30, 1996
                 and December 31, 1995 . . . . . . . . . . . . . . . . . . .   3

               Consolidated Statements of Income - Three and Nine Months
                 Ended September 30, 1996 and 1995 . . . . . . . . . . . . .   5

               Consolidated Statements of Cash Flows - Nine Months
                 Ended September 30, 1996 and 1995 . . . . . . . . . . . . .   6

               Notes to Financial Statements . . . . . . . . . . . . . . . .   7

     Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations . . . . . . . . . . . .   9

PART II.       OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .  15

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                  BRITE VOICE SYSTEMS, INC.
                                 CONSOLIDATED BALANCE SHEETS
                                       (IN THOUSANDS)

                                           ASSETS


                                                     September 30,  December 31,
                                                         1996           1995
                                                     -------------  -----------
                                                      (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents. . . . . . . . . . . . .  $    4,163      $   3,405
  Accounts receivable, less allowance for doubtful
    accounts: 1996-$668, 1995-$481 . . . . . . . . .      35,149         28,690
  Inventories. . . . . . . . . . . . . . . . . . . .      11,692         10,510
  Prepaid expenses and other . . . . . . . . . . . .       3,352          2,715
                                                      ----------      ---------
      Total Current Assets . . . . . . . . . . . . .      54,356         45,320
                                                      ----------      ---------
PROPERTY AND EQUIPMENT
  Land and building. . . . . . . . . . . . . . . . .       3,074          3,074
  Furniture and equipment. . . . . . . . . . . . . .      20,798         19,978
                                                      ----------      ---------
                                                          23,872         23,052
  Less accumulated depreciation. . . . . . . . . . .     (11,068)       (11,476)
                                                      ----------      ---------
      Total Property and Equipment . . . . . . . . .      12,804         11,576
                                                      ----------      ---------
OTHER ASSETS . . . . . . . . . . . . . . . . . . . .       1,845          1,936
                                                      ----------      ---------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . .  $   69,005      $  58,832
                                                      ----------      ---------
                                                      ----------      ---------

                      See Notes to Financial Statements

                                BRITE VOICE SYSTEMS, INC.
                               CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS, EXCEPT SHARE DATA)

                          LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     September 30,  December 31,
                                                          1996           1995
                                                     -------------  ------------
                                                      (Unaudited)


CURRENT LIABILITIES
  Advances from affiliates . . . . . . . . . . . . .     $    --        $   551
  Accounts payable . . . . . . . . . . . . . . . . .       8,102          9,503
  Accrued salaries and wages . . . . . . . . . . . .       2,855          1,726
  Other accrued expenses . . . . . . . . . . . . . .       1,802          1,785
  Deferred revenue . . . . . . . . . . . . . . . . .       2,488          1,364
  Customer deposits. . . . . . . . . . . . . . . . .       2,061          1,565
  Income taxes payable . . . . . . . . . . . . . . .       1,174          1,892
                                                         -------        -------
      Total Current Liabilities. . . . . . . . . . .      18,482         18,386
                                                         -------        -------
STOCKHOLDERS' EQUITY
  Preferred stock, no par value; authorized
      10,000,000 shares; none issued and
      outstanding. . . . . . . . . . . . . . . . . .          --             --
  Common stock, no par value; authorized
      30,000,000 shares; issued 11,784,668
      shares - 1996; 11,489,325 shares - 1995. . . .      37,851         34,377
  Retained earnings. . . . . . . . . . . . . . . . .      12,912          6,383
  Foreign currency translation adjustment. . . . . .        (240)          (314)
                                                         -------        -------
      Total Stockholders' Equity . . . . . . . . . .      50,523         40,446
                                                         -------        -------
                                                         $69,005        $58,832
                                                         -------        -------
                                                         -------        -------

                      See Notes to Financial Statements

                              BRITE VOICE SYSTEMS, INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           Three Months Ended            Nine Months Ended
                                                              September 30,                September 30,
                                                          1996           1995           1996           1995
                                                       ---------      --------       ---------      --------
                                                             (Unaudited)                   (Unaudited)
REVENUES
  System sales . . . . . . . . . . . . . . . . . . .   $  14,553      $  12,659      $  44,357      $  36,400
  Services revenues. . . . . . . . . . . . . . . . .      10,803         11,474         35,514         32,767
                                                       ---------      ---------      ---------      ---------
                                                          25,356         24,133         79,871         69,167
                                                       ---------      ---------      ---------      ---------
COSTS AND EXPENSES
  Cost of Sales:
      System . . . . . . . . . . . . . . . . . . . .       6,093          5,864         19,210         15,344
      Services . . . . . . . . . . . . . . . . . . .       5,746          5,771         17,660         16,718
  Research and engineering . . . . . . . . . . . . .       2,947          2,284          8,271          5,917
  Selling, general and
      administrative . . . . . . . . . . . . . . . .       9,262          6,945         25,834         20,657
  S-Corporation distributions. . . . . . . . . . . .          --          1,040             --          4,303
  Merger costs & other . . . . . . . . . . . . . . .          --          4,327             --          4,327
                                                       ---------      ---------      ---------      ---------
                                                          24,048         26,231         70,975         67,266
                                                       ---------      ---------      ---------      ---------
INCOME (LOSS) FROM
  OPERATIONS . . . . . . . . . . . . . . . . . . . .       1,308         (2,098)         8,896          1,901

OTHER INCOME (EXPENSE), NET. . . . . . . . . . . . .         (44)            49            136            334
                                                       ---------      ---------      ---------      ---------
INCOME (LOSS) BEFORE TAXES . . . . . . . . . . . . .       1,264         (2,049)         9,032          2,235

PROVISION FOR INCOME TAXES . . . . . . . . . . . . .         320            191          2,496          1,331
                                                       ---------      ---------      ---------      ---------
NET INCOME (LOSS). . . . . . . . . . . . . . . . . .   $     944      $  (2,240)     $   6,536      $     904
                                                       ---------      ---------      ---------      ---------
                                                       ---------      ---------      ---------      ---------
EARNINGS (LOSS) PER SHARE. . . . . . . . . . . . . .   $     .08      $    (.19)     $     .54      $     .08
                                                       ---------      ---------      ---------      ---------
                                                       ---------      ---------      ---------      ---------
WEIGHTED AVERAGE SHARES
  OUTSTANDING. . . . . . . . . . . . . . . . . . . .      12,166         12,005         12,125         11,940

                      See Notes to Financial Statements

                                  BRITE VOICE SYSTEMS, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (IN THOUSANDS)

                                                                          Nine Months Ended
                                                                             September 30,
                                                                         1996           1995
                                                                       --------        -------
                                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 6,536        $   904
  Items not requiring cash:
      Depreciation and amortization. . . . . . . . . . . . . . . . .      2,375          2,463
      Non-qualified stock option compensation. . . . . . . . . . . .         --              4
  Changes in:
      Accounts receivable. . . . . . . . . . . . . . . . . . . . . .     (6,459)        (7,244)
      Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .     (1,184)        (3,392)
      Accounts payable and accrued expenses. . . . . . . . . . . . .        388          2,014
      Other current assets and liabilities . . . . . . . . . . . . .       (376)         2,216
                                                                        -------        -------
      Net cash provided by (used in) operating activities. . . . . .      1,280         (3,035)
                                                                        -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment . . . . . . . . . . . . . . . .     (4,085)        (3,909)
  Proceeds from sales of property and equipment. . . . . . . . . . .        323             44
  Proceeds from maturity of temporary investments. . . . . . . . . .         --          8,580
  Purchase of temporary investments. . . . . . . . . . . . . . . . .         --         (3,379)
  Decrease in other assets . . . . . . . . . . . . . . . . . . . . .        251            766
  Net cash received from business acquisitions . . . . . . . . . . .         --             44
                                                                        -------        -------
      Net cash provided by (used in) investing activities. . . . . .     (3,511)         2,146
                                                                        -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock . . . . . . . . . . . . . . . . . . . . .      3,473            498
  Principal payments on debt . . . . . . . . . . . . . . . . . . . .       (551)          (556)
                                                                        -------        -------
      Net cash provided by (used in) financing activities. . . . . .      2,922            (58)
                                                                        -------        -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH. . . . . . . . . . . . . . .         67             37
                                                                        -------        -------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . . . .        758           (910)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,405          5,776
                                                                        -------        -------
CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . . . . . . . . .    $ 4,163        $ 4,866
                                                                        -------        -------
                                                                        -------        -------

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

2.   Inventories consist of the following (in thousands):

                              September 30,  December 31,
                                  1996           1995
                              -------------  ------------
     Purchased parts. . . .   $    4,200     $    3,044
     Work in progress . . .        4,344          4,146
     Finished goods . . . .        3,148          3,320
                              ----------     ----------
                              $   11,692     $   10,510
                              ----------     ----------
                              ----------     ----------

3. Effective August 9, 1995, the Company consummated its mergers (the "Mergers") with each of Telecom Services Limited (U.S.), Inc., Telecom Services Limited (West), Inc., TSL Software Services, Inc., and TSL Management Group, Inc. (collectively the "TSL Companies" or "TSL"). Pursuant to the Agreement and Plan of Reorganization and Merger dated May 24, 1995 (the "Merger Agreement"), the TSL Companies were merged into the Company in a transaction involving the issuance of 3,331,000 shares of the Company's common stock in conversion of all outstanding shares of common stock of the TSL Companies.

     The Mergers have been accounted for as a pooling of interests.
Accordingly, the consolidated financial statements have been retroactively restated to include the results of operations, financial positions and cash flows of the TSL Companies for all periods prior to consummation of the Mergers. Revenues and net income prior to the combination are as follows (in thousands):

                                             Three Months Ended        Nine Months Ended
                                             September 30, 1995        September 30, 1995
                                        ---------------------------  ------------------------
                                                           Net                        Net
                                                          Income                     Income
                                           Revenues       (Loss)         Revenues    (Loss)
                                        ------------   ------------   ------------   --------
     Brite Voice Systems, Inc. . . .    $    20,156    $    (3,081)   $    57,883    $     148
     TSL Companies . . . . . . . . .          3,977            841         11,284          756
                                        -----------    -----------    -----------    ---------
                                        $    24,133    $    (2,240)   $    69,167    $     904
                                        -----------    -----------    -----------    ---------
                                        -----------    -----------    -----------    ---------

4. On March 4, 1996, the Company completed a public stock offering whereby 1,377,401 shares were sold by certain stockholders. The Company granted the Underwriter an option to purchase up to 206,610 shares, solely to cover over-allotments. The underwriter's option was exercised, resulting in proceeds to the Company of $2,761,176, net of expenses.

5. Income taxes paid during the nine months ended September 30, 1996 and 1995 were $3,651,000 and $772,000, respectively.

     Interest paid during the nine months ended September 30, 1996 and 1995 was $62,000 and $21,000, respectively.

PART I:   FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BASIS OF PRESENTATION

     Effective August 9, 1995, the TSL Companies were merged into the Company in a transaction accounted for as a pooling of interests. TSL provides a broad array of services and products which assist clients in managing various aspects of their telecommunications requirements. The acquisition resulted in the issuance of 3,331,000 shares of Brite's common stock in exchange for all of the outstanding common stock of the TSL Companies. The financial information presented herein has been restated to include the accounts and operations of the TSL Companies for the quarter and nine months ended September 30, 1995.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

      Total revenues for the three months ended September 30, 1996 increased $1,223,000 to $25,356,000, or 5.1%, compared to the same period in 1995, primarily as a result of sales of general purpose voice response systems to new customers, and equipment and software upgrades and system expansions to existing customers.

     Domestic system sales, consisting of general purpose voice response systems and electronic publishing systems delivered to customers in the United States and Canada, increased $1,630,000 to $7,931,000, or 25.9%.

     General purpose voice response system sales increased $1,108,000 to $6,868,000, or 19.2%, principally due to expansion of business from existing customers and several large system sales in the banking and health care industries.

     Electronic publishing system sales increased $522,000 to $1,063,000, or 96.5%. The Company attributes this increase to new system sales to a distributor in the health care industry. Previous sales have been to newspapers and Yellow Pages publishers. The Company believes it holds a significant majority of the market share in these segments and that this market is saturated. Many of the Company's customers have slowed their deployment of electronic publishing systems in the last year, as interest in on-line systems and services has decreased demand for such systems. The Company believes that sales of these systems in future periods will become increasingly more difficult to obtain in the domestic market.

     International system sales increased $263,000 to $6,621,000, or 4.1%. System sales by the Company's foreign subsidiaries increased $551,000 to $5,857,000, or 10.4%. System sales by the Company's United States-based sales force decreased $288,000 to $764,000, or 27.4%. International system sales sold by the United States-based sales force usually include several large orders. During the quarter ended September 30, 1996, the system sales were generally smaller than in prior periods. The Company believes the international markets are behind the United

States markets in terms of acceptance of voice response technology, and that prospects for growth in these markets will exceed those in the United States during the next several years.

     The Company's system sales are dependent upon continued orders by existing customers, orders from new customers and development of new products. There can be no assurance that the Company will be able to increase or maintain its market share in the future.

     Services revenues decreased $671,000 to $10,803,000, or 5.8%. Managed services revenues, consisting of telecommunications management services, Consumer Tips and 900 Voice Personals, decreased $1,228,000 to $6,131,000, or 16.7%, due primarily to the absence of voice personals product revenues and the decline of billing verification revenues. The Company discontinued the Person-to-Person product at the end of the third quarter in 1995 and sold the 900 Voice Personals product in July 1996. Billing verification revenues have usually included very large claims. Billing verification claims were generally smaller in the quarter ended September 30, 1996. With voice personals product revenues excluded from both 1995 and 1996 results, service revenues would have increased 11.4% for the three months ended September 30, 1996. Service contract and repair revenues increased $298,000 to $3,142,000, or 10.5%, due primarily to the Company's emphasis on expanding its base of customers who subscribe to quarterly or annual maintenance contracts. Information services revenues increased $259,000 to $1,530,000, or 20.4%, due primarily to the introduction of new audio products and the expansion of the customer base.

     Cost of system sales increased $230,000 to $6,093,000, or 3.9%, and decreased as a percentage of system sales from 46.3% to 41.9%. The increase in actual costs was due to an increase in the volume of systems shipped during the quarter. The decrease as a percentage of system sales is principally due to the change in the mix of hardware and software sales in the three months ended September 30, 1996. Software upgrades typically have much higher margins than system sales.

     Cost of services revenues decreased $26,000 to $5,746,000, or 0.5%, while increasing as a percentage of services revenues from 50.3% to 53.2%. The decrease in actual costs was due to the absence of voice personals product revenues as discussed above. The increase as a percentage of revenues was primarily due to the decline in billing verification revenues, which typically have much higher margins than other services revenues.

     Research and engineering expenses increased $663,000 to $2,947,000, or 29.0%, due to the addition of research engineers and related expenses to support the Company's continued commitment to product development. As a percentage of revenues, these expenses increased to 11.6% of total revenues in the three months ended September 30, 1996, compared to 9.5% in 1995. The Company believes that it must continue to increase spending on research and engineering activities in absolute terms in order to continue to remain competitive in the voice response market. Such expenses could continue to increase as a percentage of revenues as well.

     Selling, general and administrative expenses increased $2,317,000 to $9,262,000, or 33.4%, primarily due to the expansion of the Company's international sales and marketing efforts. Significant staff were added during the latter part of 1995 and during the nine months ended September 30, 1996 to support new sales opportunities in both the domestic and international markets. As a percentage of total revenues, selling, general and administrative expenses increased to 36.5% from 28.8% in 1995.

     S corporation distributions represent payments made to the former TSL Companies' stockholders. Under the terms of the Merger Agreement, the TSL Companies were allowed to distribute estimated tax basis income through the closing date of the Mergers. The distributions totaled $1,040,000 in the three months ended September 30, 1995. These payments were not made in 1996 and will not recur in future periods.

     Other income (expense) decreased by $93,000 to $(44,000), principally due to the $119,000 loss recognized on the sale of the 900 Voice Personals product.

     The provision for income taxes was 25.3% for the three months ended September 30, 1996. The variance from the United States statutory rate was due primarily to the utilization of net operating loss and credit carryforwards acquired through the Company's 1993 merger with Perception Technology Corporation, and a reduction in the Company's deferred tax valuation allowance.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     Total revenues increased $10,704,000 to $79,871,000, or 15.5%, compared to the same period in 1995. This improvement was due to increases in international system sales and domestic and international services revenues.

     General purpose voice response system sales increased $883,000 to $18,619,000, or 5.0%, principally due to the expansion of business from existing customers and several large system sales in the banking, health care and utility industries. Electronic publishing system sales increased $474,000 to $3,258,000, or 17.0%, due primarily to new system sales to a distributor in the health care industry.

     International system sales increased $6,599,000 to $22,479,000, or 41.6%. System sales by the Company's foreign subsidiaries increased $6,480,000 to $18,520,000, or 53.8%, primarily due to system expansion by the Company's two largest customers located in the United Kingdom and Spain. System sales by the Company's United States-based sales force increased $119,000 to $3,959,000, or 3.1%. The revenue growth in this area was impacted by the decline in large orders received in the third quarter of 1996.

     Services revenues increased $2,747,000 to $35,514,000, or 8.4%. Service contract and repair revenues increased $1,486,000 to $9,759,000, or 18.0%, due primarily to the Company's emphasis on expanding its base of customers who subscribe to quarterly or annual maintenance contracts. Managed services revenues increased $748,000 to $21,472,000, or 3.6%. The rate of increase declined due to the absence of voice personals product revenues. The Company discontinued the Person-to-Person product at the end of the third quarter in 1995 and sold the 900 Voice Personals product in July 1996. With voice personals product revenues excluded from both 1995 and 1996 results, service revenues would have increased 22.1% for the nine months ended September 30, 1996. Information services and other service revenues increased $513,000 to $4,283,000, or 13.6%, due to the introduction of new audio products and the expansion of the customer base.

     Cost of system sales increased $3,867,000 to $19,210,000, or 25.2%, and increased as a percentage of system sales from 42.2% to 43.3%. The increase in actual costs was due to an increase in the volume of systems shipped by the Company. The increase as a percentage of system sales is principally due to a change in the mix between international sales and domestic sales. International sales are dominated by sales of voice messaging equipment, which typically have a lower margin than the Company's voice response products; therefore, as international sales increase as a percentage of total equipment sales, the Company expects overall margins to decrease.

     Cost of services revenues increased $941,000 to $17,660,000, or 5.6%, while decreasing as a percentage of services revenues from 51.0% to 49.7%. The increase in actual costs was due primarily to the increase in variable costs, such as telephone transmission costs and revenue sharing payments to customers. The decrease as a percentage of revenues was primarily due to the inclusion of costs during the nine months ended September 30, 1995 associated with the voice personals service, Person-to-Person, canceled during the last half of 1995. These services had a much lower margin than other services provided.

     Research and engineering expenses increased $2,354,000 to $8,271,000, or 39.8%, due to the addition of research engineers and related expenses to support the Company's continued commitment to product development. As a percentage of revenues, these expenses increased to 10.4% of total revenues in the nine months ended September 30, 1996, compared to 8.6% in 1995. The Company believes that it must continue to increase spending on research and engineering activities in absolute terms in order to continue to remain competitive in the voice response market. Such expenses could increase as a percentage of revenues as well.

     Selling, general and administrative expenses increased $5,177,000 to $25,834,000, or 25.1%, primarily due to the expansion of the Company's international sales and marketing efforts. Significant staff were added during the latter part of 1995 and during the nine months ended September 30, 1996 to support new sales opportunities in both the domestic and international markets. As a percentage of total revenues, selling, general and administrative expenses increased to 32.3% in the nine months ended September 30, 1996, compared to 29.9% in 1995.

     Other income decreased by $198,000 to $136,000, or 59.3%, primarily due to lower average cash and cash equivalent balances during the nine month period versus the same period in 1995, and the $119,000 loss recognized on the sale of the 900 Voice Personals product in July 1996. The Company also utilized its line of credit during the nine months ended September 30, 1996, thereby incurring interest expense that offset a portion of the interest income earned during the period.

     The provision for income taxes was 27.6% for the nine months ended September 30, 1996. The variance in the effective income tax rate from the United States statutory rate was due primarily to the utilization of net operating loss and credit carryforwards acquired through the Company's 1993 merger with Perception Technology Corporation, and a reduction in the Company's deferred tax valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1996, the Company had a current ratio of 2.9 to 1, and working capital of $35,595,000, compared to a current ratio of 2.5 to 1 and working capital of $26,934,000 at December 31, 1995. Cash and cash equivalents and temporary investments increased from $3,405,000 at December 31, 1995 to $4,163,000 at September 30, 1996, primarily due to the issuance of common stock during the first quarter of 1996 and the generation of net income for the nine months ended September 30, 1996, partially offset by increases in accounts receivable and inventories and purchases of property and equipment.

     Accounts receivable increased by $6,459,000 and inventory increased by $1,182,000 during the nine months ended September 30, 1996. The increase in accounts receivable is principally due to an increase in international sales during the nine months ended September 30, 1996, which typically have longer payment cycles and greater difficulty in accounts receivable collection. The increase in inventory occurred primarily as a result of the anticipation of sales increases by the Company's foreign subsidiaries. These foreign subsidiaries require longer lead times for certain components which are included
in customer systems.   The increase in inventory was funded by working capital
on hand and operating income generated in the nine months ended September 30, 1996.

     Property and equipment purchased during the nine months ended September 30, 1996 was approximately $4,085,000. Although the Company expects capital expenditures to continue at approximately this level for the remainder of the year, there are no significant capital commitments. The Company believes that working capital on hand, the availability of the line of credit, and funds provided from future operations will be sufficient to fund all of the Company's known short-term and long-term capital requirements.

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

     The Company maintains a $5,000,000 line of credit that is used from time to time to fund short-term cash requirements. There were no borrowings outstanding under the line as of September 30, 1996.


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

FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve risks and uncertainty, including, without limitation, general economic conditions in the United States and in foreign markets, competition and product development. Although the Company believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

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



Dated: November 11, 1996



                           BRITE VOICE SYSTEMS, INC.


                           /s/ Glenn A. Etherington
                          -----------------------------------------
                          Glenn A. Etherington
                          Chief Financial Officer
                          Duly Authorized Officer on behalf of the Registrant