Form 10-K405
period 1996-12-31
BRITE VOICE SYSTEMS INC
filed 1997-03-27
CIK 852637

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
  OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
  OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ____________ TO ____________
COMMISSION FILE NUMBER 0-17920

                           BRITE VOICE SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       KANSAS                     48-0986248
      (STATE OF        (I.R.S. EMPLOYER IDENTIFICATION
   INCORPORATION)                    NO.)

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

                         ------------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes __X__  No ______

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of February 25, 1997, was $110,196,000, based upon the last reported sales price on such date. For purposes of this disclosure, shares of common stock beneficially owned by executive officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

    On February 25, 1997, there were 11,830,095 shares of the Registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 13, 1997 are incorporated by reference into Part III of this report. The Proxy Statement is expected to be filed with the Commission not later than April 4, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           BRITE VOICE SYSTEMS, INC.
                                 1996 FORM 10-K
                               TABLE OF CONTENTS

Item 1.    Business....................................................................          1

Item 2.    Properties..................................................................         13

Item 3.    Legal Proceedings...........................................................         13

Item 4.    Submission of Matters to a Vote of Security Holders.........................         14

Item 5.    Market for the Company's Common Equity and Related Stockholder Matters......         14

Item 6.    Selected Financial Data.....................................................         15

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations..................................................................         16

Item 8.    Financial Statements and Supplementary Data.................................         21

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure..................................................................         37

Item 10.   Directors and Executive Officers of the Registrant..........................         37

Item 11.   Executive Compensation......................................................         37

Item 12.   Security Ownership of Certain Beneficial Owners and Management..............         37

Item 13.   Certain Relationships and Related Transactions..............................         38

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.............         38

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Brite Voice Systems, Inc. (the "Company" or "Brite") designs, integrates, assembles, markets and supports voice processing systems and services which incorporate voice response, voice recognition, voice/ facsimile messaging, audiotex and interactive computer applications into customized market solutions. The Company also offers a broad array of telecommunications management services.

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

    The Company's products can be divided into two categories: those that increase its customers' revenues through increased subscription or user fees, and those that reduce customers' costs or improve the efficiency of services provided to end user customers.

    Examples of revenue enhancing products include the Company's Voice Directories-Registered Trademark- and CityLine-Registered Trademark- products, sold to publishers of Yellow Pages directories and newspapers, who generate revenue through the sale of sponsorships to categories of information of interest to callers, such as sports scores, weather, stock quotes, business news or similar information. In addition, the Company provides systems to wireless network operators who provide voice activated dialing and debit billing services to their subscriber base, thus increasing network usage and revenues.

    Typical applications that reduce customers' costs or improve efficiency allow callers to access personalized account balances for bank, credit card or mutual fund accounts, order products or product literature for delivery by mail or by facsimile, pay bills, enroll for college courses, apply for credit cards and receive stock quotes or other personalized information. The use of the Company's systems to respond to routine requests for information reduces customers' direct labor costs, allowing live agents to handle more complex questions and problems, thereby improving customer service.

    The Company also provides a wide range of services to support its customers' voice response activities. In addition to traditional maintenance services, the Company employs a staff of writers and broadcasters who record information for playback on customers' systems, and a staff of telephone operators who process callers' requests for information, provide back office support such as advertiser and system management for Yellow Pages publishers, and assist customers in modifying voice response content for use in Internet or other on-line applications.

    Incorporated in Kansas in 1984, the Company initially concentrated its efforts on the provision of audiotex systems, primarily to newspaper publishers which used the systems to establish themselves as leading information providers in their respective markets. In May 1991, the Company, through its newly-formed subsidiary, Brite Voice Systems Group, Limited ("BVSGL"), acquired substantially all of the assets of the Voice Systems Group of Ferranti Business Communications, Ltd. BVSGL manufactures and markets voice processing systems which are sold both as customer premise equipment and as public telephone network equipment. BVSGL is responsible for the Company's European business and maintains design and production facilities in Manchester, England and sales and support offices in Cambridge, England; Germany; Switzerland; and Italy.

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

    In March 1995, the Company acquired Touch-Talk, Incorporated ("Touch-Talk"), based in Dallas, Texas. Prior to the merger, Touch-Talk had been the largest provider of customized application software solutions used by the Company in providing interactive voice response applications. In addition, the Company had licensed from Touch-Talk certain application software development tools for sublicense to customers. The acquisition of Touch-Talk broadened the Company's capabilities in providing turnkey voice response applications to customers seeking a single vendor for all of their voice response requirements.

    In August 1995, the Company acquired Telecom Services Limited (U.S.), Inc., Telecom Services Limited (West), Inc., TSL Software Services, Inc., and TSL Management Group, Inc., (collectively the "TSL Companies" or "TSL"), which were affiliated by common ownership. As a result of this acquisition (hereinafter the "TSL Merger"), the Company now offers a broad array of services and products which assist clients in managing various aspects of their telecommunications functions, including controlling and reducing expenses, developing management reports and applications, selecting service and equipment vendors, designing and implementing telecommunications systems and managing day-to-day operations.

    The Company expects to continue to evaluate prospects for future acquisitions or other corporate development activities to supplement its internal technology and product development activities. In addition, the Company regularly evaluates all of its product and services offerings for profitability and growth potential, and redesigns, redirects or eliminates those products or services which fail to demonstrate profitability or significant growth potential.

THE COMPANY'S PRODUCTS

PLATFORMS

    The Company's voice processing products are designed around a variety of platforms. Each platform has two main components, the "client," which interfaces to the network and provides the caller interface, and the "server," which runs the application and links into other systems. The client houses a high-capacity hard disk drive, random access memory for vocabulary and speech storage, and telecommunications modules. The server can share the same processor as the client, be housed in a separate PC or be part of a larger computer system.

    The Company's platforms use various operating systems (primarily QNX-TM-, UNIX-TM-, Windows NT-TM-, OS/2-TM- and proprietary systems), and a library of software programs that form the basis of the Company's voice processing products. Regardless of the platform on which a customer application resides, each of the Company's products is designed to accept incoming telephone calls, interpret touch-tone inputs or voice commands from callers, and respond to the callers' requests.

    The Company's platforms can be used as stand-alone voice processing systems, be integrated into existing network systems, or be utilized as a server to a host computer. Company platforms support a number of telephony interfaces, including CAS, ISDN and CCITT SS7 signaling. Optional RAID disk architectures are available for high-capacity, fault-tolerant message storage. Platforms are being installed around the world and have been integrated with many types of switches including open-programmable switches such as those manufactured by Summa Four and Excel. The Company also provides switch control software routing which integrates the Company's software applications with the switching platform.

This has enabled single systems to be simultaneously connected to different types of networks (cellular, PCS and wireline). Principal platforms currently supported are as follows:

VOICE TECHNOLOGY          PLATFORM NAME      USES
------------------------  -----------------  --------------------------------------------------------------------
Dialogic Based            VoiceSelect        Network based enhanced applications
                          Brite Enabler      Network media server
                          VSD systems        Network based messaging and enhanced applications
                          BriteLink          International IVR systems
                          VoicePrint         Electronic publishing and managed services

Proprietary Hardware      BT series          Domestic VPU server
                          VOCOM series       Domestic IVR systems

NMS Based                 VM series          Small voice mail systems

APPLICATION PROGRAMS

    Application programs currently in use by many of the Company's customers are as follows:

    VOICE ACTIVATED DIALING. VoiceSelect-Registered Trademark- allows wireless carriers to provide a cellular telephone user access to telephone numbers using spoken commands rather than the keys on the cellular telephone, thereby enabling drivers to keep their hands on the wheel and eyes on the road, promoting safety and convenience of use. VoiceSelect is marketed to cellular providers around the world.

    DEBIT/PREPAID CALLING. BriteDEBIT-TM- allows carriers to provide cellular telephone service to customers who have not established creditworthiness with the carrier. Customers purchase a telephone and associated airtime and all calls are routed through the Company's system, which keeps track of airtime used and notifies the user shortly prior to expiration of prepaid airtime. The customer may then purchase additional airtime through a variety of methods. Benefits to the customer include access to a cellular phone without a long-term commitment to the cellular provider, and the ability to manage the cost of a cellular phone while paying only for the usage desired. Advantages to the carrier include low cost customer acquisition and increased market penetration without increasing the risk of uncollectible accounts.

    VOICE MESSAGING. Voice messaging (or voice mail) allows users to store, send and receive information over the telephone or Internet. In addition to voice mail, call answering, call routing, paging, short message delivery, dictation and automated attendant features are all available. The Company's range of voice messaging features can be combined with other applications to offer a wide range of value-added services in sizes up to five million mailboxes in a single integrated system.

    AUDIOTEX AND MANAGED SERVICES APPLICATIONS. The Company has written application programs to create turnkey solutions for specific industries. For example, CityLine, sold to daily newspapers, consists of a wide variety of information, including stock quotes, sports scores, business news, weather and public opinion polling, all of which is provided without charge to the caller. Newspapers offering CityLine generate revenues by selling advertising sponsorships on their systems. Voice Directories, sometimes called "Talking Yellow Pages", is a similar product designed for Yellow Pages publishers and telephone companies.

    IVR APPLICATION PROGRAMS. Designed for use with IVR systems, IVR application programs are often customized and can be written by the Company, by the customer, or written in cooperation with a series of independent software vendors ("ISVs"). ISVs typically have specialized skills which allow the Company to economically obtain specialized, industry-specific programming. IVR application programs can be designed to operate on a stand-alone basis or to provide customer applications requiring remote data entry/data access to a mainframe host computer. They can also perform statistical logging and archiving and include dial-up modems for remote diagnostic and maintenance support. Many application software packages can be used to create products targeted for specific vertical markets. Examples include applications for: higher education, which enable university and college students to register for courses 24 hours a day via touch-tone phones; the financial services market, which allow callers to perform a wide range of banking transactions by phone 24 hours a day; and utility companies, which provide automated customer service functions such as power outage reporting, billing inquiries and meter reading.

APPLICATION PROGRAM DEVELOPMENT

    Write-1-Registered Trademark- is a language developed by Brite for writing media applications and performing host connectivity that runs under a range of UNIX operating systems. It also contains a library of interfaces to third party development tools such as databases, host connections and Dialogic's CT Connect product. The Company has created an application software development environment by enhancing Write-1 with a Graphical User Interface ("GUI") running under Windows NT. This package is designed to meet a wide variety of programming needs, from creating simple menu-based call flows to development of complex network-based applications. It also isolates the programmer from the operating system and hardware platform, thus making applications more portable and expandable.

    The Company has adopted a strategy of developing all new applications using a set of common components. The goal is to provide applications that can be combined as a series of building blocks integrated with platforms in a range of sizes and architectures. This strategy has increased the commonality between platforms and enables customers to upgrade their platforms while continuing to offer existing applications. Systems based on a VAX-TM-, a PC compatible machine, and an RS6000-TM-, all run the same programming environment and applications under their respective UNIX operating systems.

    The Company's Write-1 language contains a range of features which enable customers to produce state of the art applications. Examples of customer-developed applications include a benefits information line which links callers to part of the IRS database, child support help lines and a large call center help desk which includes automated display of pertinent caller information on the computer screen of a customer service representative.

    The Company believes that as the voice processing industry evolves, application programs will continue to increase in importance relative to hardware platforms. As a result, the Company's development policy is based on the use of industry standard interfaces and systems which enable the Company's products to be used in conjunction with other companies' products. This allows the Company to take advantage of new technologies as they become available, and also protects customers' investments in existing technology by providing efficient, effective upgrade paths.

    Standards included in the new common platform components include the Dialogic SC bus architecture and Dialogic's open standard Antares system. Operation, administration and maintenance interfaces are provided through an open interface standard. In the future, the application programming interface between components will adopt much of the work being done by the ECTF by using standard interfaces.

SERVICES

    The Company offers a wide range of services in conjunction with its voice processing systems. These services are typically available on either an annual or quarterly basis and generally complement or support the Company's voice processing systems. The Company also provides a variety of telecommunications management services.

MANAGED SERVICES

    As a complement to its system sales, the Company provides certain voice processing services on a managed service basis. In a typical managed service relationship, the Company provides all necessary equipment and personnel, allowing the customer to avoid both the front-end cost of purchasing equipment and the continuing cost of having operational personnel on staff. Charges for these services may be based on fixed rates per month, per call or per minute, or may consist of a share of the revenue or profits generated by the service. The Company provides both inbound and outbound telemarketing functions for customers in conjunction with these services. The Company generally provides managed services in niche markets where the customer does not have the expertise on staff, has a desire to outsource the voice processing function, or where the Company can provide significant added value to the customer.

    The Company's TeleRent-Registered Trademark- service provides readers of apartment rental guides access to information concerning rental properties in the local area. Callers to the system may receive more detailed information about an apartment or complex than can be conveyed in a printed ad. Callers can direct connect to the leasing agent, leave messages or receive a fax of a floor plan or contract. The Company receives a monthly fee for each listing sold in the rental guide.

    In conjunction with audiotex systems placed in a Yellow Pages publisher's market, the Company writes, produces and manages information scripts (Consumer Tips-TM-) included as the opening position in the Yellow Pages top 200 advertising categories. Consumer Tips typically include four to five topics of interest to shoppers who call these advertising categories. The Yellow Pages publisher sells sponsorships to the Consumer Tips, and the Company produces the information and maintains contact with the advertisers throughout the year to provide feedback on the success of the sponsorship and helps update the advertisers' messages for seasonal specials and other changes that cannot be made to printed advertisements. Current customers include Ameritech, Bell South, NYNEX, Rochester Telephone, SNET, Southwestern Bell, U.S. West and a number of independent directory publishers.

    During 1996, the Company began offering advertising sales services as an additional turnkey service to its Consumer Tips customers. The sales staff of a Yellow Pages publisher is generally trained only to sell print advertising. The Company believes that sales of audio products in the Yellow Pages market requires specialized skills, and provides a trained sales force to the Yellow Pages publisher to increase the penetration of audio sponsorships. The Company believes this service complements the creation of information content and advertiser management currently offered to these publishers.

    The Company also provides Internet services to its media customers. These services include application hosting, application and home page development, software order processing, help desk services and information content for local web site applications. Because Brite is currently an information provider via audio and facsimile to newspaper, rental guide and Yellow Pages publishers, the conversion to an on-line format is relatively simple, and the Company believes its existing relationships provide a competitive advantage over other companies offering similar services to these customers.

TELECOMMUNICATIONS MANAGEMENT SERVICES

    Through its August 1995 acquisition of the TSL Companies, the Company provides a broad range of telecommunications management services.

    BILLING VERIFICATION SERVICES. The Company's billing verification service consists of auditing telephone rates, tariffs, taxes, surcharges and other charges billed by telecommunications carriers and vendors. The Company (i) verifies that the client pays only for the services, circuits and equipment it actually uses and for which it has contracted; (ii) ensures that the proper rates, tariffs, taxes and surcharges, primarily for services and equipment, and also usage, are applied; (iii) corrects billing discrepancies; and (iv) prepares claims and negotiates and collects refunds. Billing verification services generate refunds of historical overcharges and reduce costs, generally producing ongoing savings to the Company's clients. The Company also provides optimization services to clients, whereby recommendations are made to reduce ongoing expenses, for which the Company receives a percentage of future savings.

    MANAGEMENT SOFTWARE APPLICATIONS AND SERVICES. The Company has developed software which enables its clients to better understand, control and allocate their telecommunications expenses. Telecommunications expense management software products and services are provided either on a service bureau basis through the Company's New Jersey data center, or on a licensed basis with ongoing services aimed at tracking, processing and allocating the expenses associated with a client's daily calls. These products and services include: (i) call accounting services for telecommunications expense management; (ii) Fraud-Chek-Registered Trademark-a service which curtails unauthorized employee phone calls and abuses, which are detected automatically once predetermined thresholds are reached, triggering an alarm call to the Company's 24 hour toll fraud line; (iii) EZ-TRAK-TM-, a reporting product which enables a client to view its call record details, search for and sort data in order to manage call efficiencies and costs, and produce management reports; and (iv) Telecommunications On-Line Management Systems, a PC-based, on-line operations management system, which aids clients in more effectively managing facilities, including equipment inventories and circuits, work orders and phone and data systems expenses.

    OPERATIONS MANAGEMENT. Operations management services have developed as an outgrowth of the Company's other telecommunications management products and services, and consist of on-site and off-site continuing support to clients wishing to outsource certain telecommunications-related functions, such as technology invoice processing, telephone moves and installations, telephone circuit installations and moves for data service providers, trouble reporting and resolution, and internal telephone billing. These services are typically delivered pursuant to oral agreements, and often create an opportunity to provide additional software services to clients.

    TECHNICAL CONSULTING. Technical consulting consists of designing, engineering, procuring and implementing telecommunications services, networks, systems and equipment. The Company provides clients with both technical and engineering expertise, drawing upon the experience of the Company's consultants, engineers and management to complete large projects. Projects include strategic planning related to telecommunications systems, such as a corporate relocation, data communications network design, voice communications system design, disaster recovery planning, the relocation or creation of financial institution trading floor systems, and other technical advice regarding available systems and services.

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

ELECTRONIC INFORMATION SERVICES

    The Company creates, produces and broadcasts electronic information services, which it provides to purchasers of its audiotex systems, primarily newspapers, Yellow Pages publishers and telephone companies. These services provide pre-packaged content for the Company's systems and relieve the purchaser of the responsibility for creating and loading information on the system. The Company's staff of writers, editors and broadcasters produces audio information under many broad categories, such as news, weather and sports, and under many specialized categories such as gardening tips, horoscopes and soap opera updates. The Company produces over 5,000 categories of information, of which over 1,800 are updated on a daily basis. Subscribers to the Company's information services receive category updates by satellite transmission, some of which occur as often as every 15 minutes. Newspapers or Yellow Pages publishers which subscribe to the service are licensed to receive the network on an annual basis. The publisher generally provides the information to callers without charge, and generates revenue by selling advertising sponsorships to the various categories. Much of the information available in audio form is also available by facsimile, or in an on-line format.

    In addition to its audio networks, the Company writes and produces "library programs" in both audio and facsimile formats which are installed on systems sold to hospitals, real estate brokerage firms and other customers for specific applications. These library programs are updated periodically and billed on an annual basis.

SALES AND MARKETING

MARKETS SERVED

    The Company's hardware systems are sold to two principal markets, the business systems or commercial market, and the network operator market.

    The business systems market is broadly defined to include organizations which would use either the Company's audiotex or IVR products to service large volumes of telephone callers on a regular basis. The market for audiotex systems includes organizations which distribute the same information to numerous callers simultaneously. The Company's audiotex system customers are primarily in the publishing and health care industries. The market for IVR and voice messaging systems includes organizations seeking to streamline internal and external communications, reduce interruptions and provide enhanced customer service. The Company has historically sold these products to the financial services, education, health care, telecommunications, government and utility markets.

    The network operator market is comprised of wireless operators, including companies deploying cellular and personal communications services, Regional Bell Operating Companies, Post Telephone and Telegraph organizations, international network operators and interexchange carriers. Network operators purchase and install the Company's systems in or near their central switching offices. The enhanced services made available to the operator's subscribers include voice messaging, voice activated dialing, prepaid calling and other revenue producing services.

    The markets for the Company's telecommunications management and managed services include almost any public or private entity which is a substantial user of telecommunications services.

DOMESTIC SALES

    Revenues within North America were $71,320,000, $69,938,000 and $60,283,000 in 1996, 1995 and 1994, respectively. The Company sells its systems and services domestically primarily through a direct sales force, with individual personnel being responsible for either a specific industry, territory or product line. There are 41 direct sales personnel located throughout the United States, including the Company's offices in Wichita, Kansas; Canton, Massachusetts; Dallas, Texas; New York City; Parsippany, New Jersey; and San Francisco, California.

    The Company also markets its systems through companies offering integrated systems or services for sale to end users using the Company's hardware platforms. These companies include Alltel, Amarex Technology, Inc., Digital Data Voice Systems, Intecom, Quotient Software, Inc., Southwestern Bell Telecom, and United States Advanced Networks.

INTERNATIONAL SALES

    International revenues were $39,089,000, $27,140,000 and $19,657,000, in
1996, 1995 and 1994, respectively, and amounted to 35%, 28% and 25% of revenues for such periods.

    Sales outside the United States are made through a number of sources. Sales into Europe are made by the Company's subsidiaries: BVSGL (Manchester and Cambridge, England), Brite Voice Systems Group, GmbH (Wiesbaden, Germany), Brite Voice Systems S.p.A. (Rome, Italy) and Brite Voice Systems A.G. (Zurich, Switzerland). Sales into Canada and South America are made by the Company's U.S.-based sales force, and sales into other areas of the world are made through a combination of the Company's U.S.-based sales force, distributors and local agents. The Company has employees based in Dubai, United Arab Emirates; Johannesburg, South Africa; and Singapore, who are responsible for sales and support to the Middle East, Africa and Asia.

    The Company's European subsidiaries market systems to two distinct sectors of the voice processing market throughout Europe. A dedicated sales staff targets corporate users for the sale of voice messaging, audiotex and interactive voice response systems. The Company concentrates its efforts on five different vertical markets: telecommunications, home shopping, travel and transport, finance and utilities. The Company also relies on indirect distribution of its systems through prominent PBX manufacturers such as Philips, Ericsson, Telenorma and S.E.L.

    The Company also maintains a dedicated sales staff responsible for the sale of systems to network operators throughout Europe, the Middle East and Africa. The principal products sold to these markets are voice messaging, voice activated dialing and debit billing. During 1996, the Company significantly expanded the installed base of its Voice Services Director system ("VSD"), a multi-application voice processing platform for sale to wireless operators, primarily for the provision of enhanced telecommunications services, establishing 13 new customers in 12 new countries. Nevertheless, during 1996, 78% of the sales by the Company's European subsidiaries were concentrated in ten customers. In addition, one customer, Cellnet, represented 10% of the Company's consolidated revenues. The loss of any of these customers could have a material impact on the Company's revenues and results of operations.

    The Company believes that the European market is behind the United States in terms of market penetration of audiotex and IVR systems and that significant future growth is possible. During 1996, much of the Company's effort was focused on shifting the emphasis in this marketplace from the small, PBX-based voice messaging systems to audiotex and IVR applications. The Company believes that this effort has been successful, as sales of IVR products in Europe increased 95% from the prior year. The Company intends to continue this focus into 1997.

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

    The Company faces a number of risks in conducting its international business that do not affect its domestic business, including greater concentration of business with fewer customers, longer payment cycles, greater difficulty in accounts receivable collection, and difficulty in staffing and managing foreign subsidiary operations. Installation of the Company's products outside the United States requires that the Company conform to local telephone and electrical regulations. The Company has traditionally relied on its suppliers to obtain the necessary registrations in order for the Company to install products within specific countries. There can be no assurance that these factors will not have an adverse impact on the Company's future international sales or operating results. See Note 12 to the Consolidated Financial Statements contained herein for additional information with respect to foreign and domestic sales and assets.

RESEARCH AND ENGINEERING

    The voice processing industry is subject to rapid technological change, including continuing improvements in hardware and software performance. In order to maintain its competitive position, the Company must continually release new products and develop enhancements and new features for its existing products on a timely basis. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis, product modifications or enhancements or new products that respond to technological advances by others, or that such new or enhanced products or features will adequately and competitively address the needs of the marketplace. Because of the increasing complexity of the Company's products, these efforts can be expected to continue to increase in technical difficulty. Moreover, the Company must manage product transitions successfully, since announcements or introductions, or the perception that such events are likely to occur, by either the Company or its competitors, could adversely affect sales of existing Company products.

    Research and product engineering activities are conducted in Wichita, Kansas; Canton, Massachusetts; Dallas, Texas; Parsippany, New Jersey; and Manchester, England. During 1996, 1995 and 1994, the Company spent approximately $11,241,000, $8,520,000 and $6,436,000, respectively, on research and engineering. As a percentage of revenues, these amounts represent 10.2%, 8.8% and 8.1%, respectively. The Company believes that it must continue to increase spending on research and engineering activities in absolute terms in order to remain competitive in the voice response market. Although it is not the Company's intent, such expenses could also increase as a percentage of revenues.

MANUFACTURING

    The Company's manufacturing operations consist primarily of assembly of components, burn-in, testing, and quality assurance functions, which are performed at both its Canton, Massachusetts and Manchester, England facilities. Limited assembly work is performed at the Company's office in Wiesbaden, Germany.

    During 1996, the Company relocated its manufacturing facilities in Manchester to larger facilities in order to accommodate anticipated increases in sales. The new facility contains approximately 4,500 square feet of manufacturing space and is expected to be adequate for the Company's European manufacturing requirements for the foreseeable future.

    Manufacturing in Canton is performed on only one shift, and the Company devotes less than 25% of its Canton facilities to manufacturing; therefore, the Company believes its production facilities are adequate for U.S. operations for the foreseeable future.

    For product standardization, quality control and volume purchasing efficiencies, the Company has elected to purchase certain components from sole suppliers. Although the Company historically has been able to obtain supplies of these components in a timely manner, the interruption in supply of any of these components could have an adverse impact on the Company's revenues and operating results. While the Company believes that other suppliers could provide required components in the event of an interruption in supply, a change in suppliers could cause a delay in manufacturing and a possible loss of sales, which would adversely affect operating results.

BACKLOG

    The Company maintains an inventory of component parts which generally enables it to assemble, test and ship complete systems within two weeks of receipt of an order. The short lead time prior to shipment of systems generally results in a minimal backlog of systems orders. As of December 31, 1996, the Company and its subsidiaries had a systems backlog of $17,900,000, compared to $11,578,000 as of December 31, 1995, and $8,087,000 as of December 31, 1994. All
of the backlog at December 31, 1996 is scheduled to be shipped in 1997. There can be no assurance that any such orders will not be canceled or re-scheduled. Because of the possibility of customer changes in delivery schedules or cancellations of orders, the Company's backlog as of any particular date may not be indicative of actual revenues for any future period.

    Because of the short duration of its contracts for maintenance and information services, and the contingencies related to valuation of its billing verification contracts, the Company has not historically valued its backlog of service revenues.

COMPETITION

    The market for voice processing systems is highly competitive and includes numerous suppliers of hardware and software of varying specifications. The Company's competition in general purpose voice response systems includes Edify, Intervoice, Periphonics, Syntellect and other voice processing system manufacturers. In addition, the Company competes with larger companies, such as IBM, Lucent Technologies and Digital, for whom voice response is a small portion of their overall business. The Company also faces competition for its audiotex and European voice messaging systems from voice mail providers such as Boston Technology, Comverse Technology and Octel. Because there are no significant technological barriers to entry into these markets, many small companies also offer competing products. In addition, as the Company's markets continue to grow, increasing numbers of applications will be introduced by existing and new competition.

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

    Large firms such as AT&T, Electronic Data Systems and IBM often attempt to capture an organization's entire telecommunications-related activities. The Company, on the other hand, limits its products and services to those in which it has particular expertise, and believes that its software resources and the abilities of its personnel enable it to compete favorably with these companies.

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

    In addition, the Company may be subjected to claims by third parties asserting rights on certain of the Company's products and product features. (See
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Trends and Uncertainties.)

    The Company has registered with the United States Patent and Trademark Office trademarks on CityLine, TeleCare, Cellular Information Network, Voice Directories, Real Estate Hotline, TeleRent, TeleSchool, BriteFax, Perception, Fraud-Chek, Write-1, VoiceSelect, Giving Voice to Information, Brite Mail, Value Added Classifieds and Brite & Design.

EXECUTIVE OFFICERS

    The executive officers of the Company, their ages and the period during which each has served in his present office are as follows:

    Stanley G. Brannan (47) is the Company's founder and Chairman of the Board of Directors. Prior to December 1996, Mr. Brannan also served as President and Chief Executive Officer since the Company's inception. Prior to founding the Company, Mr. Brannan founded Mycro-Tek, Inc., a company specializing in the manufacture of microprocessor-based products used in electronic newsroom systems and television character generators. When Mycro-Tek, Inc. was acquired by Allied Corporation in 1980, Mr. Brannan was employed by Allied and eventually became president of the company's Merganthaler USA Division.

    David S. Gergacz (47) joined the Company in December 1996 as President and Chief Executive Officer. Prior to joining the Company, Mr. Gergacz served as president and CEO for Cincinnati Bell Telephone, from September 1995 to October 1996. From April 1993 to August 1995 he was president and CEO for Rogers Cantel Communications, Canada's leading provider of wireless communications, cable television, long distance, publishing and television and radio. From 1991 to 1993 he served as president and CEO of Boston Technology. He has also held many management positions with companies in the telecommunications industry, including Sprint, Bell Laboratories, AT&T and NYNEX. Mr. Gergacz has been a member of Brite's board of directors since 1994.

    Gerald V. Butler (56) has served as Executive Vice President of Engineering and Worldwide Operations since May 1996. He joined the Company in November 1994 as Senior Vice President at the Company's Canton facility. From 1992 until joining the Company, Mr. Butler operated Business Basics, a project and data management consulting service. From 1988 to 1992, Mr. Butler served as president of the systems integration business unit of Prime/Computervision, president and CEO of Culler Scientific from 1984 to 1988, and as vice president-computer special systems at Digital Equipment Corp. from 1979 to 1984.

    Glenn A. Etherington (42) has served as Chief Financial Officer of the Company since August 1988. He was Treasurer from August 1988 until August 1993, and has been Secretary since August 1993. From April 1984 until joining the Company, he served in various capacities including vice president of finance, controller and treasurer of American City Business Journals, Inc., a publisher of weekly business newspapers. Mr. Etherington is a certified public accountant.

    Victoria C. Farris (40) has served as Vice President of Finance since September 1995 and Treasurer since May 1996. From 1988 until 1995, she was general manager of Sun Publications in Overland Park, Kansas, a publisher of community newspapers. From 1985 until 1988, she was controller of American City Business Journals, a publisher of weekly business newspapers. Ms. Farris is a certified public accountant.

    Stuart Hallam (50) joined the Company as Chief Executive for European Operations in February 1995. Prior to joining the Company, Mr. Hallam served as managing director of the Large Systems Division of Alcatel Business Systems Group in the United Kingdom from 1993 to 1995. Prior to his employment at Alcatel, Mr. Hallam held senior positions with GPT of Siemens/GEC company (formerly Plessey) from 1980 to 1986 and Phillips Business Communications, where he was managing director from 1986 to 1993.

    David F. Hemmings (50) was appointed Executive Vice President of Brite in September 1993. Mr. Hemmings served as senior vice president of Boston Technology, Inc., a worldwide voice mail systems supplier, from 1991 until joining the Company in 1993, and prior to that was president of International Systems Integration, Inc. from 1985 to 1991. International Systems Integration was a business consulting firm responsible for, among other things, assisting Sprint in winning the Federal Telecommunications Systems contract from the federal government.

    Alan C. Maltz (46) became Executive Vice President and a Director of the Company in August 1995, immediately following the acquisition of the TSL Companies. Mr. Maltz served as vice president and a director of TSL (West) and as president and a director of each of the other TSL Companies since their incorporation at various times between July 1986 and December 1992. Prior to the founding of the TSL Companies, Mr. Maltz was vice president of telecommunications systems at Bankers Trust Company, where he managed the engineering, design and operation of all global telecommunications systems since 1974. Prior to his employment by Bankers Trust Company, Mr. Maltz was employed as a project engineer by Western Union and New York Telephone Company.

    Scott A. Maltz (40) was appointed Executive Vice President of Strategy and Business Development in June 1996, having served as Vice President and a Director of the Company since August 1995, immediately following the Company's acquisition of the TSL Companies. Mr. Maltz was president of TSL (West) since its formation in 1989. Prior to joining TSL, Mr. Maltz was employed by Bain & Company, a management consulting firm where he consulted with clients in the telecommunications, financial services and personal computer industries.

    Donald R. Walsh (60) joined the Company as Executive Vice President in August 1990. From 1987 to August 1990, he served as president of the Information Services subsidiary of Philadelphia Suburban Corporation. Prior to 1987, he was employed by IBM, where he held several management positions, primarily relating to sales and marketing.

    The Company's executive officers are elected by, and serve at the discretion of, the Board of Directors.

EMPLOYEES

    As of December 31, 1996, the Company and its subsidiaries had 751 employees, of which 708 were full-time employees. Of the full-time employees, 505 are located in the United States, and 203 are located in either Europe, the Middle East, Africa or Singapore.

    The Company believes that future growth is dependent in large part on its ability to attract and retain key management, technical and sales personnel. The Company has never had a work stoppage, no employees are represented by a labor organization and the Company considers its employee relations to be good.

ITEM 2. PROPERTIES

    The Company owns its headquarters building in Wichita, Kansas, which contains 40,480 square feet and houses its principal corporate offices, research and engineering and information services facilities. The Company also maintains principal facilities in Canton, Massachusetts; Carrollton, Texas; New York, New York; Parsippany, New Jersey; and San Francisco, California. These and other facilities are leased by either the Company or, in foreign countries, certain of its subsidiaries, as follows:

          LOCATION            SQUARE FEET                       USE                            LEASE EXPIRES
----------------------------  -----------  ----------------------------------------------  ----------------------
Wichita, Kansas                   31,250   administrative, sales and call center           June 1997, with option
                                           activities                                      to renew for two
                                                                                           additional one-year
                                                                                           terms

Canton, Massachusetts             42,600   administrative, research and engineering, and   March 1998
                                           manufacturing facilities

Carrollton, Texas                 17,340   administrative, sales, engineering and product  September 1997 development facilities

New York, New York                10,000   office space which serves as primary base of    August 2006
                                           operations for East Coast telecommunications
                                           management services

Parsippany, New Jersey             8,500   certain data processing operations              November 2002

San Francisco, California          4,000   office space for the Company's West Coast       December 1999
                                           telecommunications management services

Manchester, England               27,000   administrative, engineering and manufacturing   December 2002
                                           facilities, and the sales and marketing
                                           departments of BVSGL

Cambridge, England                10,200   administrative offices                          September 2001

Wiesbaden, Germany                 5,500   office space for administrative and sales       September 2001
                                           staff

Rome, Italy                          700   office space for administrative and sales       March 2001
                                           staff

Glattbrugg, Switzerland            2,500   office space for administrative and sales       September 1999
                                           staff

Singapore                          1,350   office space for administrative and sales       January 1999
                                           staff

    The Company also maintains regional sales and support offices in North Olmsted, Ohio; Orange, Connecticut; Pittsburgh, Pennsylvania; Orlando, Florida; Annapolis, Maryland; Rancho Cordova, California; Balboa, California; Allendale, Michigan; Temecula, California; and Woodstock, Georgia. These facilities are generally subject to short-term leases of one year or less.

ITEM 3. LEGAL PROCEEDINGS

    The Company is subject to claims and litigation from time to time arising in the normal operation of its business. Management believes that the ultimate resolution of any pending claim will not result in any material loss to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No information is required in response to this Item, as no matter was submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is traded on the Nasdaq Stock Market under the symbol BVSI. Prices per share reflected in the following table represent the range of high and low sales prices reported by the Nasdaq Stock Market for the quarters indicated.

                                                                                         HIGH        LOW
                                                                                       ---------  ---------
1996
March 31.............................................................................  $   19.00  $   10.50
June 30..............................................................................      27.38      17.38
September 30.........................................................................      22.50      10.63
December 31..........................................................................      16.38      10.88

1995
March 31.............................................................................  $   21.88  $   15.25
June 30..............................................................................      21.00      15.88
September 30.........................................................................      24.50      18.25
December 31..........................................................................      18.50      12.00

    Since becoming a public company in 1989, the Company has not paid cash dividends on its common stock. The Company is not bound by any contractual terms that prohibit or restrict the payment of dividends; however, the Company presently intends to retain its earnings to finance future growth of its business and does not plan to pay cash dividends to its stockholders in the near future.

    As of February 25, 1997, the Company had 473 stockholders of record, excluding individual participants in security position listings.

ITEM 6. SELECTED FINANCIAL DATA

    The following table contains certain selected financial data which should be read in conjunction with the Company's financial statements and notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations. The selected financial data as of and for the years ended December 31, 1996, 1995, 1994 and 1993 have been derived from the financial statements of the Company audited by Arthur Andersen LLP, independent public accountants, except for the balance sheet and statement of operations data as of and for the years ended December 31, 1994 and 1993. The balance sheet and statement of operations data as of and for the years ended December 31, 1994 and 1993 have been restated by the Company to reflect the TSL Merger, and are derived from the financial statements of the Company audited by Arthur Andersen LLP and the financial statements of the TSL Companies as of and for the years ended December 31, 1994 and 1993, audited by Ernst & Young LLP, independent accountants. The selected financial data as of and for the year ended December 31, 1992 have been restated by the Company to reflect the TSL Merger, and are derived from the financial statements of the Company audited by Baird, Kurtz & Dobson, independent certified public accountants, and the financial statements of the TSL Companies. The balance sheet as of December 31, 1992 of the TSL Companies from which the selected financial data is derived are unaudited.

                                                                           YEARS ENDED DECEMBER 31,
                                                            ------------------------------------------------------
                                                               1996       1995       1994       1993       1992
                                                            ----------  ---------  ---------  ---------  ---------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenues................................................  $  110,409  $  97,078  $  79,940  $  56,412  $  42,265
  Operating income (loss).................................      11,699      5,708      6,005     (1,606)    (3,951)
  Net income (loss).......................................       8,555      3,950      4,425     (1,303)    (2,423)
  Net income (loss) per share.............................         .71        .33        .38       (.12)      (.22)
  Weighted average shares used in computation.............      12,127     11,922     11,526     11,068     10,865

BALANCE SHEET DATA:
  Working capital.........................................  $   37,558  $  26,934  $  23,772  $  20,918  $  22,522
  Total assets............................................      74,882     58,832     51,888     41,328     39,745
  Long term debt..........................................      --         --         --          1,040      1,055
  Stockholders' equity....................................      54,181     40,446     35,547     29,655     30,669

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission, including this Form 10-K, may contain certain "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). The words "expects," "anticipates," "believes" and similar words generally signify a "forward-looking" statement. These forward-looking statements are made pursuant to the safe harbor provisions of the Act. The reader is cautioned that all forward-looking statements are necessarily speculative and that there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. Such risks and uncertainties include those inherent generally in the voice processing and telecommunications consulting industries, such as product demand, pricing, market acceptance, reliance on significant customers, intellectual property rights, risks in product and technology developments, and other risk factors detailed in the section entitled "Certain Trends and Uncertainties" below and other risks detailed throughout this Form 10-K and in the Company's other Securities and Exchange Commission filings. The Company undertakes no obligation to publicly revise any forward-looking statement due to changes in circumstances after the date of this report, or to reflect the occurrence of unanticipated events.

BASIS OF PRESENTATION

    Effective August 9, 1995, the TSL Companies were merged into the Company in a transaction accounted for as a pooling of interests (see Note 2 to the Consolidated Financial Statements). The acquisition resulted in the issuance of 3,331,000 shares of the Company's common stock in exchange for all of the outstanding common stock of the TSL Companies. The financial information presented herein has been restated to include the accounts and operations of the TSL Companies for all periods.

RESULTS OF OPERATIONS

    The Company derives revenue from the sale of voice processing systems to domestic and international customers and the provision of services related to the operation of these systems. The Company's products can be divided into two categories: those that increase its customers' revenues through increased subscription or user fees, and those that reduce customers' costs or improve the efficiency of services provided to end user customers.

    Total revenues increased $13,331,000, or 13.7%, for the year ended December 31, 1996 and $17,138,000, or 21.4%, for the year ended December 31, 1995. These increases are due primarily to a larger volume of system sales to both new and existing domestic and international customers, and to increased penetration of the Company's customer base for the sale of services. There were no significant changes in the prices of the Company's products between periods.

    International sales increased $9,071,000, or 37.4%, in 1996 and $9,791,000, or 67.7%, in 1995. Introduced in 1994, the VSD was sold to two large wireless carriers in Europe, and the increases in revenue during 1995 and 1996 generally reflect the continuing penetration of these accounts. In addition, the Company expanded its customer base in the Pacific Rim, Middle East and Latin America during 1996, through installation of both VSD systems and voice activated dialing systems. The Company believes that international markets are behind the United States in terms of market penetration of voice processing systems and that significant growth potential exists within these markets.

    Domestic system sales increased $2,212,000, or 7.8%, in 1996 and decreased $220,000, or 0.8%, in 1995. The increase in 1996 is due primarily to system expansions by existing customers and new system sales of general purpose voice response systems. The slight decline in 1995 was due primarily to a decrease in the demand for the Company's electronic publishing systems.

    General purpose voice response system sales increased $2,238,000, or 9.3%, in 1996 and $3,001,000, or 14.3%, in 1995, due primarily to continued expansion of the voice response market as these types of systems become a more accepted means of disseminating information to callers. These increases are the result of system expansion and software upgrades by existing customers and the addition of new customers who are installing systems for the first time, or replacing first generation voice response equipment of other vendors.

    Electronic publishing system sales decreased $26,000, or 0.6%, in 1996 and decreased $3,221,000, or 42.0%, in 1995. The Company attributes these decreases to the continued saturation of the market for audiotex systems sold to newspapers and Yellow Pages publishers. The Company believes that it is the market share leader in these types of systems, and that many newspapers and Yellow Pages publishers have begun focusing their efforts and capital expenditures on Internet-based applications. Future growth in this area will be dependent upon identifying new applications for use by both new and current customers.

    System sales are dependent upon continued orders by existing customers, orders from new customers and development of new products. Orders by existing customers are dependent, in part, upon factors beyond the Company's control. There can be no assurance that the Company will be able to increase or maintain its market share in the future or to sustain recent growth rates.

    Services revenues are derived from sales of managed services, telecommunications management services, contracts for repair and maintenance of the Company's voice processing systems, and the broadcast of electronic information services to purchasers of electronic publishing systems.

    Services revenues increased $2,048,000, or 4.6%, in 1996 and $7,567,000, or 20.6%, in 1995, principally due to expansion of the Company's customer base, offset by the elimination of certain managed services products which were not profitable.

    Managed services revenues decreased $1,222,000, or 10.0%, in 1996, but increased $2,943,000, or 31.5%, in 1995. The decline in 1996 was due primarily to the Company's decision to discontinue two voice personals products. The Company discontinued its "Person-to-Person" product at the end of the third quarter in 1995 and sold its "900 Voice Personals" product line in July 1996. Excluding the revenues from these two products for both 1995 and 1996, managed services revenues would have increased $3,093,000, or 60.1%, for the year ended 1996. This increase, as well as the increase from 1994 to 1995, was due primarily to an expanding customer base for the Company's Consumer Tips and TeleRent products.

    Telecommunications management services revenues increased $452,000, or 2.7%, in 1996, and $2,155,000, or 15.8%, in 1995. These increases were due primarily to expansion of the customer base for operations management and management software applications services. The modest increase in 1996 revenues was due to the fact that billing verification and technical consulting revenues were lower than anticipated, and declined from the previous year's results. The shortfall in billing verification was due to the absence of large claim refunds during the second half of the year, while the decline in technical consulting was the result of increased competition and fewer contracts on which the Company chose to bid. Future growth in this area is dependent upon achievement of large claims similar to those received in prior years, and the availability of technical consulting contracts which the Company wishes to pursue. The Company is unable to predict whether or not these factors will occur.

    Service contract and repair revenue increased $2,342,000, or 21.2%, in 1996 and increased $2,335,000, or 26.7%, in 1995, due primarily to the Company's continuing emphasis on expanding its base of customers who subscribe to quarterly or annual maintenance contracts. Information services revenue increased $476,000, or 9.1%, in 1996 and increased $134,000, or 2.6%, in 1995, due primarily to the introduction of new audio products. The Company believes that due to the decline in electronic publishing system sales, continued expansion of information services revenue will be dependent upon developing new audio products and applications.

    Cost of system sales increased $4,920,000, or 21.6%, in 1996 and $3,651,000, or 19.1%, in 1995. As a percentage of system sales, actual costs remained constant at 43.3% for both 1996 and 1995, down from 44.4% in 1994. Actual costs increased in both years due primarily to an increase in the number of systems shipped by the Company's foreign subsidiaries and the United States-based sales force to international customers. The Company expects to experience a gradual decrease in system margins due to the highly competitive nature of the industry.

    Cost of sales of service increased $1,622,000, or 7.3%, in 1996 and $2,906,000, or 15%, in 1995. As a percentage of services revenues, actual costs increased to 51.4% in 1996, compared to 50.1% in 1995 and 52.5% in 1994. The increase in actual costs during 1996 was due primarily to an expansion of the infrastructure of the telecommunications management services departments. The decline in margins was due to the absence of large billing verification claim refunds in the second half of the year and, to a lesser extent, lower consulting services revenues. In 1995, these revenues typically had higher margins than other components of services revenues.

    Research and engineering expenses increased $2,721,000, or 31.9%, in 1996 and $2,084,000, or 32.4%, in 1995. As a percentage of revenue, these expenses increased to 10.2% of total revenue in 1996, compared to 8.8% in 1995 and 8.1% in 1994. The increase in actual costs was due to the addition of research engineers to support the Company's existing products and to continue the Company's commitment to new product development. The Company believes that it must continue to increase spending on research and engineering activities in absolute terms in order to continue to remain competitive in the voice response market. Although it is not the Company's intent, such expenses could increase as a percentage of revenue as well.

    Selling, general and administrative expenses increased $6,707,000, or 23.0%, in 1996 and $7,153,000, or 32.5%, in 1995. As a percentage of revenues, these expenses increased to 32.5% in 1996 compared to 30.0% in 1995 and 27.5% in 1994. The Company continues to expand its international sales and marketing efforts. Sales offices in Cambridge, England, as well as Johannesburg, South Africa and Singapore, were opened during 1995. In addition, significant staff increases continue to support new sales opportunities in both the domestic and international markets. The Company anticipates that these expenses as a percentage of revenues will begin to decline as the additional staff begins generating revenues.

    S corporation distributions in 1995 and 1994 represent payments made to the former TSL Companies' stockholders, which were approximately equal to the tax basis earnings of the TSL Companies. Under the terms of the merger agreement, the TSL Companies were allowed to distribute estimated tax basis income through the closing date of the TSL Merger. These payments did not occur in 1996 and will not recur in future periods.

    In connection with the acquisition of TSL, the Company recorded a non-recurring charge of $4,327,000 in 1995. This charge consisted of $3,509,000 for expenses incurred that are specific to the acquisition, primarily fees to financial advisors, attorneys and accountants, and costs of integrating the operations of the TSL Companies. Also included was a charge of $818,000, reflecting the write-off of prepaid royalties and certain equipment associated with the Company's Person-to-Person product.

    Other income decreased $292,000, or 64.6%, in 1996 and $135,000, or 23.0%,
in 1995. The decrease in 1996 was due to the loss on disposal of assets of $165,000, increased interest expense of $57,000 and a slight decrease in interest income due to a lower average balance of funds invested in 1996. The decrease in 1995 was due primarily to interest income which decreased $291,000 from 1994 due to a lower average balance of funds invested.

    The effective income tax rate for 1996 was 27.9%, compared to 35.9% in 1995 and 32.9% in 1994. The variance from the United States statutory rate in 1996 was due primarily to the utilization of net operating loss and credit carryforwards acquired through the Company's 1993 merger with Perception Technology Corporation, and a reduction in the Company's deferred tax valuation allowance. The variance from the United States statutory rate in 1995 was due primarily to the non-deductibility of a majority of the costs incurred in the acquisition of the TSL Companies, partially offset by the utilization of net operating loss and credit carryforwards acquired through the Company's 1993 merger with Perception, and a reduction in the Company's deferred tax valuation allowance.

CERTAIN TRENDS AND UNCERTAINTIES

    The Company has historically operated with very little backlog. There are no long-term supply agreements with customers and, as a result, revenues in any quarter are dependent upon orders that are received and shipped during that quarter. Further, a large percentage of any quarter's system shipments are recorded in the last month of the quarter. Consequently, quarterly revenues and operating results will depend on the volume and timing of new orders received during a quarter, which are difficult to predict. Failure to receive adequate amounts of new orders could adversely affect revenues and operating results, and such shortfalls may not be known until very late in any quarter.

    The Company faces a number of risks in conducting its international business that do not affect its domestic business, including greater concentration of business with fewer customers, longer payment cycles, greater difficulty in accounts receivable collection, and difficulty in staffing and managing foreign subsidiary operations. Installation of the Company's products outside the United States requires that the Company conform to local telephone and electrical regulations. The Company has traditionally relied on its suppliers to obtain the necessary registrations in order for the Company to install products within specific countries. There can be no assurance that these factors will not have an adverse impact on the Company's future international sales or operating results. See Note 12 to the Consolidated Financial Statements contained herein for additional information with respect to foreign and domestic sales and assets.

    The voice processing industry is subject to rapid technological change, including continuing improvements in hardware and software performance. In order to maintain its competitive position, the Company must continually release new products and develop enhancements and new features for its existing products on a timely basis. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis, product modifications or enhancements, or new products that respond to technological advances by others, or that such new or enhanced products or features will adequately and competitively address the needs of the marketplace. Because of the increasing complexity of the Company's products, these efforts can be expected to continue to increase in technical difficulty. Moreover, the Company must manage product transitions successfully, since announcements or introductions, or the perception that such events are likely to occur, by either the Company or its competitors, could adversely affect sales of existing products.

    For quality control, ease of development and purchasing efficiencies, the Company has elected to purchase certain components from one supplier. Although the Company has been able to obtain supplies of these components in a timely manner, the interruption in supply of any of these components could have an adverse impact on the Company's revenues and operating results. While the Company believes that other suppliers could provide required components in the event of an interruption in supply, a change in suppliers could cause a delay in manufacturing and a possible loss of sales, which would adversely affect operating results.

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

    The market for the Company's stock is highly volatile. Any variance in operating results from analysts' expectations, or changes in estimated results by industry analysts could have an adverse affect on the trading price of the Company's common stock in a given period. Furthermore, in recent years the market prices of securities of many high technology companies have experienced extreme fluctuations, in many cases for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's common stock.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1996, the Company had a current ratio of 2.8 to 1, and working capital of $37,588,000, compared to a current ratio of 2.5 to 1 and working capital of $26,934,000 at December 31, 1995. Cash and cash equivalents were $8,084,000 at December 31, 1996 compared to $3,405,000 at December 31, 1995.

    Accounts receivable at December 31, 1996 increased by $6,377,000 compared to December 31, 1995, principally due to an increase in international sales during the year, which typically have longer payment and collection cycles. Inventory increased by $1,997,000, due primarily to the lead time required for international orders. The Company believes the increase in each of these areas to be in line with the growth experienced in system sales during 1996, and the backlog of orders at the end of the year. Increases in accounts receivable and inventory have generally been funded, in part, by increases in accounts payable and other accrued expenses.

    The Company maintains a $5,000,000 line of credit that is used from time to time to fund short-term cash requirements. There were no borrowings outstanding under this line as of December 31, 1996.

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

    The Company expects to invest approximately $8,000,000 in capital expenditures during 1997, but it has no significant capital commitments. The Company believes that working capital on hand, funds provided from future operations, and its current line of credit will be sufficient to fund the Company's capital requirements on both a short-term and long-term basis.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                                PAGE
                                                                                                                -----
Report of Independent Public Accountants...................................................................          22
Consolidated Balance Sheets as of December 31, 1996 and 1995...............................................          23
Consolidated Statements of Income for the Years Ended
 December 31, 1996, 1995 and 1994..........................................................................          25
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1996, 1995 and
 1994......................................................................................................          26
Consolidated Statements of Cash Flows for the Years Ended December 31, 1996,
 1995 and 1994.............................................................................................          27
Notes to Consolidated Financial Statements.................................................................          28

Supplemental Schedules:
Schedule II--Valuation and Qualifying Accounts.............................................................          37

Note: Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statements or notes thereto.

                              ARTHUR ANDERSEN LLP
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

BOARD OF DIRECTORS
BRITE VOICE SYSTEMS, INC.

    We have audited the accompanying consolidated balance sheets of Brite Voice Systems, Inc., (a Kansas corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the TSL Companies, companies acquired during 1995 in a transaction accounted for as a pooling of interests, as discussed in Note 2. Such statements are included in the consolidated financial statements of the Company and reflect total revenues of 17 percent in 1994 of the consolidated totals. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for the TSL Companies, is based solely upon the report of the other auditors.

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

    In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly in all material respects, the financial position of Brite Voice Systems, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ Arthur Andersen LLP

Kansas City, Missouri,
February 7, 1997

                           BRITE VOICE SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                     ASSETS
                                 (IN THOUSANDS)

                                                                                                1996       1995
                                                                                              ---------  ---------
CURRENT ASSETS
  Cash and cash equivalents.................................................................  $   8,084  $   3,405
  Accounts receivable, less allowance for doubtful accounts: 1996 - $471; 1995 - $481.......     35,067     28,690
  Inventories (Note 4)......................................................................     12,507     10,510
  Prepaid expenses and other................................................................      2,601      2,715
                                                                                              ---------  ---------
    Total Current Assets....................................................................     58,259     45,320
                                                                                              ---------  ---------
PROPERTY AND EQUIPMENT
  Land and building.........................................................................      3,074      3,074
  Furniture and equipment...................................................................     23,430     19,978
                                                                                              ---------  ---------
                                                                                                 26,504     23,052
  Less accumulated depreciation.............................................................    (12,204)   (11,476)
                                                                                              ---------  ---------
                                                                                                 14,300     11,576
                                                                                              ---------  ---------
OTHER ASSETS (Note 3).......................................................................      2,323      1,936
                                                                                              ---------  ---------
      TOTAL ASSETS..........................................................................  $  74,882  $  58,832
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                       See Notes to Financial Statements

                           BRITE VOICE SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                1996       1995
                                                                                              ---------  ---------
CURRENT LIABILITIES
  Accounts payable..........................................................................  $  10,539  $   9,503
  Accrued salaries and wages................................................................      1,974      1,726
  Other accrued expenses....................................................................      1,512      1,785
  Deferred revenue..........................................................................      2,063      1,364
  Customer deposits.........................................................................      3,526      1,565
  Advances from affiliates (Note 2).........................................................     --            551
  Income taxes payable......................................................................      1,087      1,892
                                                                                              ---------  ---------
    Total Current Liabilities...............................................................     20,701     18,386
                                                                                              ---------  ---------

COMMITMENTS AND CONTINGENCIES (Notes 6 and 10)..............................................     --         --

STOCKHOLDERS' EQUITY (Note 8)
  Preferred stock, no par value; authorized 10,000,000 shares; none outstanding.............     --         --
  Common stock, no par value; authorized 30,000,000 shares; outstanding 1996 -- 11,829,595
    shares; 1995 -- 11,489,325 shares.......................................................     38,417     34,377
  Retained earnings.........................................................................     14,938      6,383
  Cumulative foreign currency translation adjustment........................................        826       (314)
                                                                                              ---------  ---------
    Total Stockholders' Equity..............................................................     54,181     40,446
                                                                                              ---------  ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............................................  $  74,882  $  58,832
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                       See Notes to Financial Statements

                           BRITE VOICE SYSTEMS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     1996       1995       1994
                                                                                  ----------  ---------  ---------
REVENUES
  Systems.......................................................................  $   63,980  $  52,697  $  43,126
  Services......................................................................      46,429     44,381     36,814
                                                                                  ----------  ---------  ---------
                                                                                     110,409     97,078     79,940
                                                                                  ----------  ---------  ---------
COSTS AND EXPENSES
  Cost of sales:
    Systems.....................................................................      27,729     22,809     19,158
    Services....................................................................      23,871     22,249     19,343
  Research and engineering......................................................      11,241      8,520      6,436
  Selling, general and administrative...........................................      35,869     29,162     22,009
  S corporation distributions (Note 2)..........................................      --          4,303      6,989
  Merger and other costs (Notes 2 and 3)........................................      --          4,327     --
                                                                                  ----------  ---------  ---------
                                                                                      98,710     91,370     73,935
                                                                                  ----------  ---------  ---------
INCOME FROM OPERATIONS..........................................................      11,699      5,708      6,005
                                                                                  ----------  ---------  ---------
OTHER INCOME (EXPENSE)
  Interest income...............................................................         432        265        556
  Interest expense..............................................................         (80)       (18)      (121)
  Other, net....................................................................        (192)       205        152
                                                                                  ----------  ---------  ---------
                                                                                         160        452        587
                                                                                  ----------  ---------  ---------
INCOME BEFORE INCOME TAXES......................................................      11,859      6,160      6,592
INCOME TAX PROVISION (Note 7)...................................................       3,304      2,210      2,167
                                                                                  ----------  ---------  ---------
NET INCOME......................................................................  $    8,555  $   3,950  $   4,425
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------
EARNINGS PER SHARE (Note 1).....................................................  $     0.71  $    0.33  $    0.38
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------

                       See Notes to Financial Statements

                           BRITE VOICE SYSTEMS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                                                           CUMULATIVE
                                                                               RETAINED      FOREIGN
                                                                               EARNINGS     CURRENCY
                                                                   COMMON    (ACCUMULATED  TRANSLATION
                                                                    STOCK      DEFICIT)    ADJUSTMENT     TOTAL
                                                                  ---------  ------------  -----------  ---------
Balance, December 31, 1993......................................  $  32,166   $   (2,067)   $    (444)  $  29,655
  Net income....................................................     --            4,425       --           4,425
  Sale of common stock..........................................        847       --           --             847
  Non-qualified stock option compensation.......................          6       --           --               6
  Tax benefit of stock option transactions......................        385       --           --             385
  Foreign currency translation adjustment.......................     --           --              229         229
                                                                  ---------  ------------  -----------  ---------
Balance, December 31, 1994......................................     33,404        2,358         (215)     35,547
  Net income....................................................     --            3,950       --           3,950
  Issuance of shares for pooling transaction....................          1           75       --              76
  Sale of common stock..........................................        733       --           --             733
  Non-qualified stock option compensation.......................          5       --           --               5
  Tax benefit of stock option transactions......................        234       --           --             234
  Foreign currency translation adjustment.......................     --           --              (99)        (99)
                                                                  ---------  ------------  -----------  ---------
Balance, December 31, 1995......................................     34,377        6,383         (314)     40,446
  Net income....................................................     --            8,555       --           8,555
  Sale of common stock..........................................      3,970       --           --           3,970
  Tax benefit of stock option transactions......................         70       --           --              70
  Foreign currency translation adjustment.......................     --           --            1,140       1,140
                                                                  ---------  ------------  -----------  ---------
Balance, December 31, 1996......................................  $  38,417   $   14,938    $     826   $  54,181
                                                                  ---------  ------------  -----------  ---------
                                                                  ---------  ------------  -----------  ---------

                       See Notes to Financial Statements

                           BRITE VOICE SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                                                      1996       1995       1994
                                                                                    ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income......................................................................  $   8,555  $   3,950  $   4,425
  Items not requiring (providing) cash:
    Depreciation and amortization.................................................      3,845      3,677      2,705
    Loss (gain) on disposition of assets..........................................        162     --           (109)
    Non-qualified stock option compensation.......................................     --              5          6
  Changes in:
    Accounts receivable...........................................................     (5,437)    (9,006)    (4,640)
    Inventories...................................................................     (1,364)    (2,231)    (1,693)
    Accounts payable and accrued expenses.........................................      1,127      1,955      3,087
    Other current assets and liabilities..........................................      1,273      1,132        756
                                                                                    ---------  ---------  ---------
      Net cash provided by (used in) operating activities.........................      8,161       (518)     4,537
                                                                                    ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment, net.........................................     (6,421)    (5,600)    (3,886)
  Proceeds from maturity of temporary investments.................................     --          8,580     15,067
  Purchase of temporary investments...............................................     --         (3,379)   (14,651)
  Proceeds from sale of property..................................................        411     --            228
  Decrease (increase) in other assets.............................................       (756)        29       (458)
  Net cash received from business acquisitions....................................     --             44     --
                                                                                    ---------  ---------  ---------
      Net cash used in investing activities.......................................     (6,766)      (326)    (3,700)
                                                                                    ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock........................................................      3,970        733        847
  Proceeds from shareholder loans.................................................     --          2,267      2,712
  Principal payments on debt......................................................       (551)    (4,428)    (2,473)
                                                                                    ---------  ---------  ---------
      Net cash provided by (used in) financing activities.........................      3,419     (1,428)     1,086
                                                                                    ---------  ---------  ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH...........................................       (135)       (99)       229
                                                                                    ---------  ---------  ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................................      4,679     (2,371)     2,152
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR......................................      3,405      5,776      3,624
                                                                                    ---------  ---------  ---------
CASH AND CASH EQUIVALENTS, END OF YEAR............................................  $   8,084  $   3,405  $   5,776
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

                       See Notes to Financial Statements

                           BRITE VOICE SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND PRINCIPLES OF CONSOLIDATION

    Brite Voice Systems, Inc. (the "Company") designs, integrates, assembles, markets and supports voice processing systems and services which incorporate audiotex, voice response, voice recognition, voice/ facsimile messaging and interactive computer applications into customized market solutions. The Company also offers a broad array of telecommunications consulting services.

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates included in these financial statements include allowances for uncollectible accounts and obsolete inventory, and warranty and other accrued liabilities.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash investments with an original maturity of three months or less.

INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method and includes the cost of materials, direct labor and manufacturing overhead. Provision is made for obsolete or slow moving items where appropriate.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to 10 years for furniture and equipment and 35 years for buildings and improvements.

RESEARCH AND ENGINEERING

    Costs associated with internal development of new products or enhancements of existing products are expensed as incurred because the marketability of such products is not determinable until substantially all the costs are incurred.

REVENUE RECOGNITION

    Revenues from the sale of systems generally are recognized upon shipment. Software revenue is recognized in accordance with the American Institute of Certified Public Accountants Statement 91-1, Software Revenue Recognition. Revenues from maintenance and consulting services, and audio information contracts for installed systems are recognized ratably over the service period. Revenues from service bureau operations and consulting services are recognized when the services are provided. Revenues from

                           BRITE VOICE SYSTEMS, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) billing verification services are recognized when claim proceeds are received from the telecommunication provider.

CREDIT RISK

    The Company extends unsecured credit to customers throughout the United States and in certain foreign countries.

INCOME TAXES

    Deferred tax liabilities and assets are recognized for the future tax consequences of events that have been recognized in the financial statements or tax returns. (See Note 7).

FOREIGN CURRENCY TRANSLATION ADJUSTMENT

    Financial statements of the Company's foreign subsidiaries have been translated into U.S. dollars at current and average exchange rates. Resulting translation adjustments are recorded as a separate component of stockholders' equity. Any transaction gains or losses are included in the Consolidated Statements of Income.

EARNINGS PER SHARE

    Earnings per share amounts are computed using the weighted average number of shares outstanding of 12,127,000, 11,922,000 and 11,526,000, for the years ended December 31, 1996, 1995 and 1994, respectively. All options are considered to be common stock equivalents but are only included in the weighted average to the extent that they are dilutive.

ACCOUNTING FOR STOCK OPTIONS

    The Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock Based Compensation". Adoption of this standard is required in 1996. Under the new standard, the Company must either change its method of computing the compensation expense associated with the issuance of stock options and other stock-based compensation or make pro forma disclosures as if the Company had recorded the compensation expense. The Company has continued to record compensation expense in accordance with APB No. 25. The Company has adopted SFAS No. 123 by making the pro forma disclosures. (See Note 8).

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

                           BRITE VOICE SYSTEMS, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 2: ACQUISITIONS (CONTINUED)
    Prior to the TSL Merger, the TSL Companies elected to be taxed as S corporations under the Internal Revenue Code. This election eliminates federal income taxes at the corporate level, as a result of which the TSL Companies' profits were included in the income tax returns of their stockholders for all periods through the date of the TSL Merger. Accordingly, the TSL Companies distributed the majority of their taxable earnings in the form of additional compensation to officers and shareholders. Distributions in excess of the salary and bonus amounts contracted for in the employment agreements entered into between the Company and certain of the TSL stockholders were $4,303,000 and $6,989,000 for the period ended August 8, 1995 and the year ended December 31, 1994, respectively. No adjustments have been made to the provision for income taxes to reflect the impact had the TSL Companies been subject to federal income taxes as the adjustment is immaterial.

    Merger expenses of $3,509,000 were charged to expense during 1995. These expenses represent brokerage, legal and other professional fees associated with the consummation of the TSL Merger.

    Prior to the TSL Merger, the TSL Companies financed working capital needs through the use of non-interest bearing loans made by the TSL stockholders. Upon consummation of the TSL Merger, the TSL stockholders had loaned $2,267,000 to the Company. The balance due was $551,000 at December 31, 1995. Final payment was made in March 1996.

NOTE 3: OTHER ASSETS

    Other Assets consist of the following (in thousands):

                                                                               1996       1995
                                                                             ---------  ---------
Goodwill...................................................................  $     898  $     263
Deferred tax asset.........................................................        581        325
Prepaid licenses and other.................................................      1,289      1,884
                                                                             ---------  ---------
                                                                                 2,768      2,472
Accumulated amortization...................................................       (445)      (536)
                                                                             ---------  ---------
                                                                             $   2,323  $   1,936
                                                                             ---------  ---------
                                                                             ---------  ---------

    In September 1992, the Company licensed certain patented technology for the provision of electronic classified services, and advanced $1,250,000 in nonrefundable royalties. The royalties were being amortized over a five year period. In September 1995, due to continued unprofitability of the product, the Company wrote off $818,000, representing the balance of the prepaid royalties and the net book value of certain equipment related to the project. This charge is included in "Merger and other costs" in the accompanying Statements of Income.

    Goodwill and other intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets or the specific contract term, which range from three to 10 years. Amortization expense, including the amortization of prepaid royalties, was $248,000, $619,000 and $434,000 in 1996, 1995 and 1994, respectively.

                           BRITE VOICE SYSTEMS, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 4: INVENTORIES

    Inventories consist of the following (in thousands):

                                                                            1996       1995
                                                                          ---------  ---------
Purchased parts.........................................................  $   4,060  $   3,044
Work in progress........................................................      5,581      4,146
Finished goods..........................................................      2,866      3,320
                                                                          ---------  ---------
                                                                          $  12,507  $  10,510
                                                                          ---------  ---------
                                                                          ---------  ---------

NOTE 5: LINE OF CREDIT

    The Company maintains a $5,000,000 line of credit that is used from time to time to fund short-term cash requirements. There were no borrowings outstanding under this line as of December 31, 1996.

NOTE 6: LEASES

    The Company leases office space under noncancelable agreements expiring at various times through 2002. Future minimum rental payments under these operating leases are as follows (in thousands):

1997................................................................  $   1,818
1998................................................................      1,254
1999................................................................      1,069
2000................................................................        963
2001................................................................        903
Thereafter..........................................................      2,846
                                                                      ---------
                                                                      $   8,853
                                                                      ---------
                                                                      ---------

    Rent expense under the above agreements was $1,544,000, $1,023,000 and $807,800 for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 7: INCOME TAXES

    The income tax provision includes the following (in thousands):

                                                                       YEAR ENDED DECEMBER 31,
                                                                   -------------------------------
                                                                     1996       1995       1994
                                                                   ---------  ---------  ---------
Taxes currently payable:
  Federal........................................................  $   2,736  $   1,804  $   1,918
  State..........................................................        552        355        150
  Foreign........................................................        791        651        449
Deferred taxes...................................................       (775)      (600)      (350)
                                                                   ---------  ---------  ---------
                                                                   $   3,304  $   2,210  $   2,167
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

                           BRITE VOICE SYSTEMS, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 7: INCOME TAXES (CONTINUED)
    United States income taxes have not been provided on the cumulative undistributed earnings of the Company's foreign subsidiaries of $4,881,000 at December 31, 1996. It is intended that these earnings will be permanently invested in operations outside the United States.

    A reconciliation of income tax expense at the statutory rate to income tax expense at the Company's effective rate, is as follows (in thousands):

                                                                      YEAR ENDED DECEMBER 31,
                                                                  -------------------------------
                                                                    1996       1995       1994
                                                                  ---------  ---------  ---------
Tax expense at the statutory rate...............................  $   4,075  $   2,095  $   2,886
Effect of foreign tax rates.....................................         50          8         28
Losses providing no current benefit.............................     --         --             49
Increase (decrease) in taxes resulting from:
  Merger costs..................................................     --          1,130     --
  State income taxes, net of federal benefit....................        390        234        197
  Foreign sales corporation benefit.............................        (34)       (54)      (112)
  Utilization of net operating loss carryforward................     --           (321)      (456)
  Utilization of credit carryforwards...........................        (48)      (278)      (276)
  Reduction of valuation allowance..............................     (1,049)      (600)      (350)
  Other permanent differences...................................        (80)        (4)       201
                                                                  ---------  ---------  ---------
                                                                  $   3,304  $   2,210  $   2,167
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

    Deferred taxes are determined based on the estimated future tax effect of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Deferred taxes consist of the following (in thousands):

                                                                                1996       1995
                                                                              ---------  ---------
Current deferred taxes
  Gross assets..............................................................  $   1,144  $     662
  Gross liabilities.........................................................     --         --
                                                                              ---------  ---------
                                                                              $   1,144  $     662
                                                                              ---------  ---------
                                                                              ---------  ---------
Noncurrent deferred taxes
  Gross assets..............................................................  $   1,036  $     728
  Gross liabilities.........................................................       (455)      (403)
                                                                              ---------  ---------
                                                                              $     581  $     325
                                                                              ---------  ---------
                                                                              ---------  ---------

                           BRITE VOICE SYSTEMS, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 7: INCOME TAXES (CONTINUED)
    The tax effect of significant temporary differences representing deferred tax assets and liabilities is as follows (in thousands):

                                                                              1996       1995
                                                                            ---------  ---------
Federal regular tax operating loss, research and development credit, investment tax credit and alternative minimum tax credit
  carryforwards...........................................................  $     719  $   1,293
Depreciation..............................................................       (455)      (403)
Inventory obsolescence reserve............................................        389        362
Allowance for doubtful accounts...........................................        151        154
Accrued vacation pay......................................................        290        276
Other, net................................................................        631        317
                                                                            ---------  ---------
                                                                            $   1,725  $   1,999
Valuation allowance.......................................................     --         (1,049)
                                                                            ---------  ---------
Net deferred taxes........................................................  $   1,725  $     950
                                                                            ---------  ---------
                                                                            ---------  ---------

    Prior to 1996, a valuation allowance was provided to the extent realization of the deferred tax assets were dependent on taxable income (exclusive of reversing temporary differences) in future years. The Company believes that all deferred tax assets will be realizable and accordingly, in 1996, reversed its previously established valuation allowance, which reduced current year income tax expense.

    At December 31, 1996, the Company has loss and credit carryforwards available for tax purposes as follows (dollars in thousands):

                                                                                        EXPIRATION
                                                                            AMOUNT         DATE
                                                                          -----------  -------------
Federal regular tax carryforwards acquired through business
  combinations:
  Operating losses......................................................   $     624          2008
  Research and development credits......................................         380          2008
  Investment tax credits................................................          60          2008

Federal regular tax carryforwards:
  Capital loss..........................................................   $      98          2008

NOTE 8: STOCKHOLDERS' EQUITY

    The Company has four stock option plans: the 1984 Incentive Stock Option Plan (the "1984 Option Plan"), the 1994 Stock Option Plan (the "1994 Option Plan"), the 1990 Non-Employee Director Stock Option Plan (the "Director Stock Option Plan"), and the 1994 Employee Stock Purchase Plan (the "Stock Purchase Plan").

                           BRITE VOICE SYSTEMS, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 8: STOCKHOLDERS' EQUITY (CONTINUED)
STOCK PURCHASE PLAN

    In 1994, the Board of Directors and Stockholders approved the Stock Purchase Plan. Under the Stock Purchase Plan, up to 200,000 shares of common stock of the Company may be sold to employees. Eligible employees may authorize payroll deductions of up to 10 percent of their compensation to purchase shares at the lower of 85 percent of the fair market value of the common stock as of the date of grant (first day of an offering period) or the last day of the six-month offering period. The semi-annual offerings commenced on July 1, 1994 and will terminate on July 1, 1999. No employee may purchase shares under the Stock Purchase Plan, in any one year, having a fair market value on the offering date of more than $25,000, nor may an employee purchase more than 500 shares in any offering period. During 1996, 51,589 shares were purchased at the weighted average fair value of $11.62. On December 31, 1996, there were 99,703 shares reserved for issuance under the Stock Purchase Plan.

STOCK OPTIONS

    In 1994, the Board of Directors and Stockholders approved the 1994 Option Plan. A maximum of 1,000,000 shares of common stock may be issued under the 1994 Option Plan. Options are granted by the Board of Directors at prices not less than the fair market value as of the date of the grant, generally have a four-year vesting period and expire 10 years after the date of grant. At December 31, 1996, a total of 18,900 shares were available for future grants under the 1994 Option Plan. In addition, options to purchase 500,000 shares were granted at fair market value to an executive of the Company under an Employment Agreement entered into in 1996, of which 100,000 shares vested immediately, and the remaining shares vest over a three year period. All such options not previously exercised expire 10 years after the date of grant.

    The 1984 Option Plan terminated on December 31, 1994, except as to unexercised options remaining outstanding.

    The Director Stock Option Plan provides for the granting of options to purchase up to 150,000 shares of common stock. Options under this plan are to be granted at prices not less than the fair market value as of the date of the grant, and have a three year vesting period. At December 31, 1996, there were options granted to purchase 58,000 shares of common stock at prices ranging from $5.00 to $18.50 per share. At December 31, 1996, options to purchase 27,500 shares were exercisable.

                           BRITE VOICE SYSTEMS, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 8: STOCKHOLDERS' EQUITY (CONTINUED)
    Information regarding all outstanding stock options is as follows:

                                                 1996                      1995                       1994
                                       ------------------------  ------------------------  --------------------------
                                         SHARES     WTD AVG EX     SHARES     WTD AVG EX     SHARES      WTD AVG EX
                                         (000S)        PRICE       (000S)        PRICE       (000S)         PRICE
                                       -----------  -----------  -----------  -----------  -----------  -------------
Outstanding, beginning of year.......       1,249    $      12          904    $       9        1,070     $       7
Granted..............................       1,018           14          434           18          131            13
Exercised............................         (67)           7          (52)           6         (219)            3
Cancelled............................         (38)          13          (37)          11          (78)            9
                                            -----                     -----                     -----
Outstanding, end of year.............       2,162           13        1,249           12          904             9
                                            -----                     -----                     -----
                                            -----                     -----                     -----
Exercisable, end of year.............         913           10          752            8          782             8
                                            -----                     -----                     -----
                                            -----                     -----                     -----

    The options outstanding at December 31, 1996 have exercise prices between $1.25 and $20.00, with a weighted average remaining contractual life of 8.02 years.

    The Company accounts for the stock options under APB No. 25 under which no compensation expense has been recognized. Had compensation expense for these plans been determined consistent with FASB Statement No. 123, the estimated weighted average grant date fair value would have been $9.90 and $11.27 per option share for those options granted in 1996 and 1995, respectively. The Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                        1996          1995
                                                                    ------------  ------------
Net income........................................................  $  6,853,000  $  3,544,000
Earnings per share................................................  $        .53  $        .29

    The resulting pro forma compensation expense for 1996 and 1995 may not be representative of that to be expected in future years.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants.

                                                                               1996       1995
                                                                             ---------  ---------
Risk free interest rates...................................................      5.92%      6.50%
Expected lives.............................................................       7.90       7.20
Expected volatility........................................................        65%        54%

                           BRITE VOICE SYSTEMS, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 9: EMPLOYEE BENEFIT PLANS

    The Company sponsors defined contribution retirement plans which cover substantially all of its employees in the United States and the United Kingdom. Company contributions to the United Kingdom plan are based on the employee's age, while contributions to the United States plan are a percentage of employee contributions at rates determined by the Board of Directors of the Company. Company contributions to these plans were $835,000, $493,000 and $428,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 10: LEGAL PROCEEDINGS

    The Company is subject to claims and litigation from time to time arising in the normal operation of its business. Management believes that the ultimate resolution of any pending claim will not be material to the results of operations or the financial position of the Company.

NOTE 11: ADDITIONAL CASH FLOW INFORMATION

                                                                 1996       1995       1994
                                                              ----------  ---------  ---------
                                                                       (IN THOUSANDS)
Interest paid...............................................  $       80  $     316  $     127
Income taxes paid, net......................................       4,759      1,196      1,276

NOTE 12: FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

    Operations for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                                           1996       1995       1994
                                                                        ----------  ---------  ---------
                                                                                 (IN THOUSANDS)
Sales to unaffiliated customers:
  United States.......................................................  $   79,675  $  76,028  $  67,088
  Europe..............................................................      30,734     21,050     12,852
                                                                        ----------  ---------  ---------
    Total.............................................................  $  110,409  $  97,078  $  79,940
                                                                        ----------  ---------  ---------
                                                                        ----------  ---------  ---------
Operating income:
  United States.......................................................  $    8,714  $   3,465  $   4,818
  Europe..............................................................       2,985      2,243      1,187
                                                                        ----------  ---------  ---------
    Total.............................................................  $   11,699  $   5,708  $   6,005
                                                                        ----------  ---------  ---------
                                                                        ----------  ---------  ---------
Identifiable assets:
  United States.......................................................  $   50,101  $  43,866  $  43,026
  Europe..............................................................      24,781     14,966      8,862
                                                                        ----------  ---------  ---------
    Total.............................................................  $   74,882  $  58,832  $  51,888
                                                                        ----------  ---------  ---------
                                                                        ----------  ---------  ---------
Export sales from United States.......................................  $    8,355  $   6,090  $   6,805
                                                                        ----------  ---------  ---------
                                                                        ----------  ---------  ---------

    One international customer represented 10% of total 1996 revenues.

                           BRITE VOICE SYSTEMS, INC.

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                    BALANCE AT    CHARGED TO                   BALANCE AT
                                                                     BEGINNING     COSTS AND                     END OF
DESCRIPTION                                                          OF PERIOD      EXPENSE      DEDUCTIONS      PERIOD
------------------------------------------------------------------  -----------  -------------  -------------  -----------
Allowance for doubtful accounts:
  Year ended December 31, 1996....................................   $     481     $     429      $     439     $     471
  Year ended December 31, 1995....................................   $     844     $     317      $     680     $     481
  Year ended December 31, 1994....................................   $     453     $     548      $     157     $     844

                                                                    BALANCE AT    CHARGED TO                   BALANCE AT
                                                                     BEGINNING     COSTS OF                      END OF
DESCRIPTION                                                          OF PERIOD       SALES       DEDUCTIONS      PERIOD
------------------------------------------------------------------  -----------  -------------  -------------  -----------
Allowance for obsolete inventory:
  Year ended December 31, 1996....................................   $   1,069     $     625      $     279     $   1,415
  Year ended December 31, 1995....................................   $     666     $     635      $     232     $   1,069
  Year ended December 31, 1994....................................   $     639     $     393      $     366     $     666

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

    The information concerning Directors of the Company required by Item 401 of Regulation S-K will be contained in the Company's 1997 Proxy Statement under the heading "Election of Directors", and is incorporated herein by reference.

EXECUTIVE OFFICERS

    The information concerning executive officers of the Company required by this Item is set forth in Item 1 hereof under the heading "Executive Officers".

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by Item 402 of Regulation S-K will be contained in the Company's 1997 Proxy Statement under the headings "Compensation of Directors and Executive Officers", "Compensation Committee Interlocks and Insider Participation", "Report of Compensation Committee on Executive Compensation" and "Company Performance", and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 403 of Regulation S-K will be contained in the Company's 1997 Proxy Statement under the heading "Common Stock Ownership", and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 404 of Regulation S-K will be contained in the Company's 1997 Proxy Statement under the heading "Compensation Committee Interlocks and Insider Participation", and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

        (1) Financial Statements. The financial statements, notes and independent auditors' reports described in Item 8, to which reference is hereby made.

        (2) Financial Statement Schedules. The financial statement schedules described in Item 8, to which reference is hereby made.

        (3) Exhibits. The following exhibits:

EXHIBIT NO.                                           DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------
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

      10.5   Registrant's Amended and Restated Non-Employee Director Stock Option Plan (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

      10.6   Lease covering the Company's call center facility at 9229 E. 37th N., Wichita, Kansas, dated
              April 22, 1994 (incorporated by reference to the Exhibit filed with the Registrant's Annual
              Report on Form 10-K for the year ended December 31, 1994).

EXHIBIT NO.                                           DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------
      10.7   December 22, 1994 Amendment to Lease covering the Company's call center facility
              (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form
              10-K for the year ended December 31, 1994).

      10.8   Employment Agreement between the Registrant and David F. Hemmings dated September 8, 1993
              (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form
              10-K for the year ended December 31, 1993).

      10.9   Non-Statutory Stock Option Agreement between the Registrant and David F. Hemmings dated
              September 8, 1993 (incorporated by reference to the Exhibit filed with the Registrant's
              Annual Report on Form 10-K for the year ended December 31, 1994). Confidential treatment has been granted with respect to a portion of the Exhibit.

      10.10  Lease covering the Company's facility at 40 Shawmut Road, Canton, Massachusetts, dated March
              15, 1993 (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).

      10.11  Registrant's 1994 Stock Option Plan (incorporated by reference to the Exhibit filed with the
              Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

      10.12  Registrant's 1994 Employee Stock Purchase Plan (incorporated by reference to the Exhibit filed with the Registrant's Registration Statement on Form S-8, No. 33-80478).

      10.13  Stock Purchase Agreement between the Registrant and Perry E. Esping dated March 28, 1990
              (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form
              10-K for the year ended December 31, 1990).

      10.14  Employment Agreement dated August 9, 1995, between the Registrant and Stephen B. Rockoff
              (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form
              10-K for the year ended December 31, 1995).

      10.15  Employment Agreement dated August 9, 1995, between the Registrant and Scott A. Maltz
              (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form
              10-K for the year ended December 31, 1995).

      10.16  Employment Agreement dated August 9, 1995, between the Registrant and Alan C. Maltz
              (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form
              10-K for the year ended December 31, 1995).

      10.17  Employment Agreement dated December 4, 1996, between the Registrant and David S. Gergacz.

      10.18  Lease covering the Company's facility at Brook House, Park Road, Gatley, England, dated June
              24, 1996.

      21.1   Subsidiaries of Brite.

      23.1   Consent of Arthur Andersen LLP.

      27     Financial Data Schedule.

      99.1   Report of Ernst & Young LLP.

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

                                          BRITE VOICE SYSTEMS, INC.

Dated:  March 21, 1997                    By:        /s/ DAVID S. GERGACZ

                                             -----------------------------------

                                                       David S. Gergacz
                                                   Chief Executive Officer

                                                   /s/ GLENN A. ETHERINGTON

                                             -----------------------------------

                                                     Glenn A. Etherington
                                                   Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

    /s/ STANLEY G. BRANNAN
------------------------------  Chairman of the Board         March 21, 1997
      Stanley G. Brannan

     /s/ DAVID S. GERGACZ
------------------------------  Chief Executive Officer,      March 21, 1997
       David S. Gergacz           President and Director

     /s/ PERRY E. ESPING
------------------------------  Director                      March 21, 1997
       Perry E. Esping

  /s/ C. MACKAY GANSON, JR.
------------------------------  Director                      March 21, 1997
    C. MacKay Ganson, Jr.

   /s/ JOHN F. KELSEY, III
------------------------------  Director                      March 21, 1997
     John F. Kelsey, III

      /s/ ALAN C. MALTZ
------------------------------  Director                      March 21, 1997
        Alan C. Maltz

      /s/ SCOTT A. MALTZ
------------------------------  Director                      March 21, 1997
        Scott A. Maltz

                               INDEX TO EXHIBITS

EXHIBIT NO.                                           DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------
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

       3.2   Bylaws of the Registrant (incorporated by reference to the Exhibit filed with Registrant's
              Registration Statement on Form S-1, No. 33-29750).

      10.1   Registrant's 1984 Incentive Stock Option Plan, as amended (incorporated by reference to the
              Exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December
              31, 1991).

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

      10.5   Registrant's Amended and Restated Non-Employee Director Stock Option Plan (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

      10.6   Lease covering the Company's call center facility at 9229 E. 37th N., Wichita, Kansas, dated
              April 22, 1994 (incorporated by reference to the Exhibit filed with the Registrant's Annual
              Report on Form 10-K for the year ended December 31, 1994).

      10.7   December 22, 1994 Amendment to Lease covering the Company's call center facility
              (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form
              10-K for the year ended December 31, 1994).

      10.8   Employment Agreement between the Registrant and David F. Hemmings dated September 8, 1993
              (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form
              10-K for the year ended December 31, 1993).

      10.9   Non-Statutory Stock Option Agreement between the Registrant and David F. Hemmings dated
              September 8, 1993 (incorporated by reference to the Exhibit filed with the Registrant's
              Annual Report on Form 10-K for the year ended December 31, 1994). Confidential treatment has been granted with respect to a portion of the Exhibit.

      10.10  Lease covering the Company's facility at 40 Shawmut Road, Canton, Massachusetts, dated March
              15, 1993 (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).

EXHIBIT NO.                                           DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------
      10.11  Registrant's 1994 Stock Option Plan (incorporated by reference to the Exhibit filed with the
              Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

      10.12  Registrant's 1994 Employee Stock Purchase Plan (incorporated by reference to the Exhibit filed with the Registrant's Registration Statement on Form S-8, No. 33-80478).

      10.13  Stock Purchase Agreement between the Registrant and Perry E. Esping dated March 28, 1990
              (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form
              10-K for the year ended December 31, 1990).

      10.14  Employment Agreement dated August 9, 1995, between the Registrant and Stephen B. Rockoff
              (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form
              10-K for the year ended December 31, 1995).

      10.15  Employment Agreement dated August 9, 1995, between the Registrant and Scott A. Maltz
              (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form
              10-K for the year ended December 31, 1995).

      10.16  Employment Agreement dated August 9, 1995, between the Registrant and Alan C. Maltz
              (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form
              10-K for the year ended December 31, 1995).

      10.17  Employment Agreement dated December 4, 1996, between the Registrant and David S. Gergacz.

      10.18  Lease covering the Company's facility at Brook House, Park Road, Gatley, England, dated June
              24, 1996.

      21.1   Subsidiaries of Brite.

      23.1   Consent of Arthur Andersen LLP.

      27     Financial Data Schedule.

      99.1   Report of Ernst & Young LLP.