Form 10-Q
period 1997-03-31
BRITE VOICE SYSTEMS INC
filed 1997-05-15
CIK 852637

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q

[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1997

                                      OR

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

           For the transition period from _________________ to _______________


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

As of May 8, 1997, 11,830,095 shares of the registrant's common stock were outstanding.


                           TOTAL NUMBER OF PAGES: 14

                            BRITE VOICE SYSTEMS, INC.

                                     INDEX


                                                                          Page
                                                                         Number
                                                                         ------
PART I.       FINANCIAL INFORMATION

   Item 1.    Financial Statements

              Consolidated Balance Sheets - March 31, 1997
                and December 31, 1996...................................    3

              Consolidated Statements of Income - Three Months
                Ended March 31, 1997 and 1996..........................     5

              Consolidated Statements of Cash Flows - Three Months
                Ended March 31, 1997 and 1996..........................     6

              Notes to Financial Statements............................     7

   Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations....................     8

PART II.      OTHER INFORMATION........................................    13

SIGNATURES.............................................................    14

                            PART I.  FINANCIAL INFORMATION

                            ITEM 1.   FINANCIAL STATEMENTS

                              BRITE VOICE SYSTEMS, INC.
                             CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)

                                       ASSETS


                                                      March 31,    December 31,
                                                        1997          1996
                                                    -----------    -----------
                                                    (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents......................   $  6,426       $  8,084
   Accounts receivable, less allowance for
     doubtful accounts: $490 - 1997; $471 - 1996..     38,335         35,067
   Inventories....................................     14,564         12,507
   Prepaid expenses and other.....................      2,093          2,601
                                                    -----------    -----------
      Total Current Assets........................     61,418         58,259
                                                    -----------    -----------

PROPERTY AND EQUIPMENT
   Land and building..............................      3,074          3,074
   Furniture and equipment........................     24,703         23,430
                                                    -----------    -----------
                                                       27,777         26,504
                                                    -----------    -----------
   Less accumulated depreciation..................    (13,140)       (12,204)
                                                    -----------    -----------
      Total Property and Equipment................     14,637         14,300
                                                    -----------    -----------

OTHER ASSETS......................................      3,178          2,323
                                                    -----------    -----------

      TOTAL ASSETS................................   $ 79,233       $ 74,882
                                                    -----------    -----------
                                                    -----------    -----------









                          See Notes to Financial Statements

                           BRITE VOICE SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      March 31,    December 31,
                                                        1997          1996
                                                    -----------    -----------
                                                    (Unaudited)

CURRENT LIABILITIES
   Accounts payable...............................    $14,282        $10,539
   Accrued salaries and wages.....................      2,430          1,974
   Other accrued expenses.........................      1,032          1,512
   Deferred revenue...............................      2,498          2,063
   Customer deposits..............................      2,960          3,526
   Income taxes payable...........................      1,589          1,087
                                                    -----------    -----------
      Total Current Liabilities...................     24,791         20,701
                                                    -----------    -----------

COMMITMENTS AND CONTINGENCIES.....................         --             --

STOCKHOLDERS' EQUITY
   Preferred stock, no par value; authorized
      10,000,000 shares; none issued and
      outstanding.................................         --             --
   Common stock, no par value; authorized
      30,000,000 shares; issued 11,830,095
      shares - 1997; 11,829,595 shares - 1996.....     38,419         38,417
   Retained earnings..............................     16,245         14,938
   Foreign currency translation adjustment........       (222)           826
                                                    -----------    -----------
      Total Stockholders' Equity..................      54,442        54,181
                                                    -----------    -----------

      TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY.....................     $79,233       $74,882
                                                    -----------    -----------
                                                    -----------    -----------








                          See Notes to Financial Statements

                           BRITE VOICE SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           Three Months Ended
                                                                March 31,
                                                            1997        1996
                                                           -------     -------
                                                               (Unaudited)
REVENUES
   Systems..............................................   $19,106     $14,116
   Services.............................................    11,884      11,732
                                                           -------     -------
                                                            30,990      25,848
                                                           -------     -------
COSTS AND EXPENSES
   Cost of Sales:
      Systems...........................................     8,693       6,010
      Services..........................................     6,833       5,621
   Research and engineering.............................     3,075       2,586
   Selling, general and administrative..................    10,384       7,927
                                                           -------     -------
                                                            28,985      22,144
                                                           -------     -------

INCOME FROM OPERATIONS..................................     2,005       3,704
OTHER INCOME, NET.......................................        76          57
                                                           -------     -------

INCOME BEFORE TAXES.....................................     2,081       3,761

INCOME TAX PROVISION....................................       790       1,058
                                                           -------     -------

NET INCOME..............................................   $ 1,291     $ 2,703
                                                           -------     -------
                                                           -------     -------

EARNINGS PER SHARE......................................   $  0.11     $  0.23
                                                           -------     -------
                                                           -------     -------

WEIGHTED AVERAGE SHARES OUTSTANDING.....................    12,143      11,921







                          See Notes to Financial Statements

                           BRITE VOICE SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                           Three Months Ended
                                                                March 31,
                                                            1997        1996
                                                           -------     -------
                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income...........................................   $ 1,291     $ 2,703
   Items not requiring (providing) cash:
      Depreciation and amortization.....................     1,154         838
      Gain on disposition of assets.....................       (15)        --
   Changes in:
      Accounts receivable...............................    (3,735)      2,460
      Inventories.......................................    (2,356)     (1,071)
      Accounts payable and accrued expenses.............     3,847      (1,018)
      Other current assets and liabilities..............       975      (1,949)
                                                           -------     -------

         Net cash provided by operating activities......     1,161       1,963
                                                           -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment, net..............    (1,547)     (1,491)
   Purchase of temporary investments....................        --      (1,987)
   Increase in other assets.............................      (982)        (89)
   Proceeds from sale of property.......................        16          --
                                                           -------     -------

         Net cash used in investing activities..........    (2,513)     (3,567)
                                                           -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock.............................         2       2,832
   Principal payment on debts...........................        --        (621)
                                                           -------     -------

         Net cash provided by financing activities......         2       2,211
                                                           -------     -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH.................      (308)       (173)
                                                           -------     -------
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS.....................................    (1,658)        434
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD..................................     8,084       3,405
                                                           -------     -------
CASH AND CASH EQUIVALENTS, END OF PERIOD................   $ 6,426     $ 3,839
                                                           -------     -------
                                                           -------     -------





                          See Notes to Financial Statements

                           BRITE VOICE SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The 1997 and 1996 financial statements (except for the December 31, 1996 Balance Sheet) included herein have been prepared by the Company, without audit, and reflect all adjustments (consisting only of those of a normal recurring nature) which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1996, contained in the Company's Annual Report to Stockholders and Form 10-K filed with the Securities and Exchange Commission.

2.  Inventories consist of the following (in thousands):

                                               March 31,     December 31,
                                                 1997           1996
                                               ---------     ------------

    Purchased parts.........................    $ 6,185        $ 4,060
    Work in progress........................      5,981          5,581
    Finished goods..........................      2,398          2,866
                                               ---------     ------------

                                                $14,564        $12,507
                                               ---------     ------------
                                               ---------     ------------


3. On March 4, 1996, the Company completed a public stock offering whereby 1,377,401 shares were sold by certain stockholders. The Company granted the Underwriter an option to purchase up to 206,610 shares, solely to cover over-allotments. The underwriter's option was exercised, resulting in proceeds to the Company of $2,761,176, net of expenses.

4. Income taxes paid, net of refunds received, during the three months ended March 31, 1997 and 1996 were $157,000 and $1,214,000, respectively.

    Interest paid during the three months ended March 31, 1997 and 1996 was $4,000 and $10,000, respectively.

                        PART I:   FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission, including this Form 10-Q Report, may contain certain "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). The words "expects," "anticipates," "believes" and similar words generally signify a "forward-looking" statement. These forward-looking statements are made pursuant to the safe harbor provisions of the Act. The reader is cautioned that all forward-looking statements are necessarily speculative and that there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. Such risks and uncertainties include those inherent generally in the voice processing and telecommunications consulting industries, such as product demand, pricing, market acceptance, reliance on significant customers, intellectual property rights, risks in product and technology developments, and other risk factors detailed in the section entitled "Certain Trends and Uncertainties" contained in the Company's Form 10-K Report and in the Company's other Securities and Exchange Commission filings. The Company undertakes no obligation to publicly revise any forward-looking statement due to changes in circumstances after the date of this report, or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

    The Company derives revenue from the sale of voice processing systems to domestic and international customers and the provision of services related to the operation of these systems. The Company's systems can be divided into two categories: those that increase its customers' revenues through increased subscription or user fees ("Network Systems"), and those that reduce customers' costs or improve the efficiency of services provided to end user customers ("Business Systems").

    Total revenues increased $5,142,000, or 19.9%, for the three months ended March 31, 1997 compared to the three months ended March 31, 1996. The increase was due primarily to increased equipment sales to new and existing customers, increases in managed services and service contract and repair revenue, offset by a decrease in telecommunications management services revenues.

    Systems revenues increased $4,990,000, or 35.3%, for the three months ended March 31, 1997 compared to the prior year, as shown in the following table:

                                SYSTEMS REVENUES

                                      Three Months Ended March 31,
                                      ----------------------------
                                          1997            1996      % Increase
                                      -----------     -----------   ----------

    Business Systems................   $ 5,156,000     $ 4,573,000      12.7%
    Network Systems.................    13,950,000       9,543,000      46.2%
                                       -----------     -----------   ----------
    Total...........................   $19,106,000     $14,116,000      35.3%
                                       -----------     -----------   ----------
                                       -----------     -----------   ----------

    Business Systems revenue consists principally of sales of interactive voice response ("IVR"), audiotex or electronic publishing, and small voice messaging systems for use in conjunction with a corporation's PBX. The increase of $583,000, or 12.7%, was primarily due to a larger number of systems shipped outside of the United States during the first quarter of 1997 compared to the first quarter of 1996. The Company has significantly increased its sales force for the purpose of marketing its IVR systems to European customers. Sales of electronic publishing systems in the United States remain slow, as many of the Company's customers have shifted their emphasis from audiotex systems to other on-line systems and services. The Company believes that sales of electronic publishing systems in the future will become increasingly more difficult to obtain in the domestic market.

    Network Systems revenue consists principally of sales of voice messaging, voice activated dialing and prepaid calling systems. The $4,407,000, or 46.2%, increase was primarily due to system sales to new customers in Europe and the Pacific Rim, and system expansion by existing customers in Europe and the United States. The Company believes that international markets are behind the United States in terms of market penetration of voice processing systems and that significant growth potential exists within these markets.

    The Company's systems sales are dependent upon continued orders by existing customers, orders from new customers and development of new products. There can be no assurance that the Company will be able to increase or maintain its market share in the future or to sustain recent growth rates.

    Services revenues increased $152,000, or 1.3%, for the three months ended March 31, 1997, principally due to increased maintenance revenues offset by a decline in telecommunications management services revenues. In addition, the Company sold its 900 Voice Personals product line in July 1996. With Voice Personals revenues excluded from the 1996 results, services revenues would have increased $1,399,000, or 13.3%, for the first quarter. The breakdown of services revenues is shown in the following table:

                                  SERVICES REVENUES

                                      Three Months Ended March 31,
                                      ----------------------------  % Increase/
                                         1997            1996        (Decrease)
                                      ------------     -----------   ----------

    Managed services...............   $ 3,272,000      $ 2,891,000      13.2%
    Service contract and repair....     3,761,000        2,937,000      28.1%
    Information services...........     1,491,000        1,355,000      10.0%
    Telecommunications
     management services...........     3,360,000        4,549,000     (26.1%)
                                      ------------     -----------   ----------
    Total..........................   $11,884,000      $11,732,000       1.3%
                                      ------------     -----------   ----------
                                      ------------     -----------   ----------

    Managed services revenues increased $381,000, or 13.2%, primarily due to an increase in system rentals and the commencement of advertising sales on behalf of Yellow Pages customers. Excluding Voice Personals revenues, managed services revenues increased $1,628,000, or 99.0%.

    Service contract and repair revenues increased $824,000, or 28.1%, due primarily to the Company's continuing emphasis on expanding its base of customers who subscribe to quarterly or annual maintenance contracts. Information services revenue increased $136,000, or 10.0%, due primarily to the introduction of new audio products. The Company believes that due to the lower level of electronic publishing system sales being made, continued expansion of information services revenue will be dependent upon developing additional new audio products and applications.

    Telecommunications management services revenues decreased $1,189,000, or 26.1%. This decrease is due to the absence of large billing verification refunds received during the quarter, offset by increases in the Company's
software services products and operations management revenues.   The Company
continues to pursue large billing verification contracts, but is unable to predict the success of its efforts in this area.

    Cost of systems sales increased $4,990,000, or 35.3%. As a percentage of systems sales, actual costs increased to 45.5% from 42.6% in 1996. Actual costs increased due primarily to an increase in the number of systems shipped to international customers. The increase as a percentage of revenues is due to an increase in pass-through sales and a decline in software content, and the fact that gross margins on international sales have historically been lower than on domestic sales.

    Cost of services revenue increased $1,212,000, or 21.6%, for the three months ended March 31, 1997. As a percentage of services revenues, actual costs increased to 57.5% in 1997, compared to 47.9% in 1996. The increase in actual costs was due primarily to an expansion of the infrastructure of the telecommunications management services departments. The decline in margins was due principally to a shift in the revenue mix from predominantly billing verification revenues to lower margin software services and operations management revenue. The Company expects this trend toward lower high-margin billing verification revenues to continue for the foreseeable future.

    Research and engineering expenses increased $489,000, or 18.9%, for the three months ended March 31, 1997. The increase in actual expenditures was due to an increase in staff dedicated to designing new products and enhancing existing products. As a percentage of revenue, these expenses decreased slightly to 9.9% of total revenues in the first quarter of 1997, compared to 10.0% in 1996. The Company believes that it must continue to increase spending on research and engineering activities in absolute terms in order to remain competitive in the voice response market. Such expenses could increase as a percentage of revenues as well.

    Selling, general and administrative expenses increased $2,456,000, or 31.0%, for the three months ended March 31, 1997. The increase in actual expenditures was primarily due to an increase in the Company's international sales staff. As a percentage of revenues, these expenses increased to 33.5% in 1997, compared to 30.7% in 1996. The Company continues to expand its international and domestic sales and marketing efforts. The Company anticipates that these expenses as a percentage of revenues will begin to decline as the additional staff begins generating revenues.

    The effective income tax rate for the three months ended March 31, 1997 is 38.0%, compared to 28.1% in 1996. The variance from the United States statutory rate in 1997 is due primarily to foreign taxes and state income taxes. The variance in 1996 was due primarily to the utilization of net operating losses, credit carryforwards acquired through the Company's 1993 merger with Perception Technology Corporation, and a reduction in the Company's deferred tax valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 1997, the Company had a current ratio of 2.5 to 1, and working capital of $36,627,000, compared to a current ratio of 2.8 to 1 and working capital of $37,558,000 at December 31, 1996.

    Cash flows from operating activities provided net cash of $1,161,000 for the three months ended March 31, 1997. Cash derived from net income, items not requiring cash outlay, and an increase in accounts payable were offset by increases in accounts receivable and inventory. Accounts receivable at March 31, 1997 increased by $3,268,000 compared to December 31, 1996, principally due to international sales, which typically have longer payment and collection cycles. Inventory increased by $2,057,000, primarily due to the longer lead time associated with international orders. The Company believes the increase in each of these areas to be in line with the business growth experienced in systems sales during the first quarter of 1997, and the backlog of orders at the end of the quarter.

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

    The Company maintains a $5,000,000 line of credit that is used from time to time to fund short-term cash requirements. There were no borrowings outstanding under the line as of March 31, 1997.

    On April 22, 1997, the Company announced plans to reorganize its operations and relocate its corporate headquarters to the Orlando, Florida area. The Company anticipates that this decision will result in a non-recurring charge in either the second or third quarter of the current year, consisting of both cash and non-cash expenses. Because the final details of the plans related to the reorganization are not complete, the amount of the charge has not been determined.

    The Company believes that the additional expenses anticipated as a result of the reorganization and relocation can be funded through the use of the Company's line of credit and utilization of both operating and capital leases. The Company believes that this borrowing capacity and cash generated through operations will be sufficient to fund all of the Company's known capital requirements for at least the next twelve months.

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

ACCOUNTING PRONOUNCEMENT

    The Financial Accounting Standards Board issued FASB Statement 128, "Earnings Per Share" in February 1997. FASB 128 modifies the way companies report earnings per share information. The Company will be required to adopt FASB 128 for the year ending December 31, 1997. All prior period earnings per share data will be restated to conform with the statement. The Company does not believe that adoption of FASB 128 will materially affect earnings per share data previously reported.

                          PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

       None

ITEM 2.    CHANGES IN SECURITIES

       None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

       None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

ITEM 5.    OTHER MATTERS

       None

ITEM 6.    EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

       (a)    Exhibits.

           Exhibit 10 - Office Lease Agreement between the Company and Heathrow Office Building Corporation, dated April 16, 1997, pertaining to the Company's headquarters facility in Lake Mary, Florida.

           Exhibit 27 - Financial Data Schedule

       (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                      SIGNATURE



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:   May 13, 1997



                                       BRITE VOICE SYSTEMS, INC.


                                       /s/ Glenn A. Etherington
                                       ---------------------------------------
                                       Glenn A. Etherington
                                       Chief Financial Officer
                                       Duly Authorized Officer on behalf of the
                                       Registrant