Form 10-Q
period 1997-06-30
BRITE VOICE SYSTEMS INC
filed 1997-08-14
CIK 852637

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                ----------------------


                                      FORM 10-Q




[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1997

                                          OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________


                            Commission File Number 0-17920

                              BRITE VOICE SYSTEMS, INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                KANSAS                                  48-0986248
      (STATE OR OTHER JURISDICTION                   (I.R.S. EMPLOYER
    OF INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)


                                250 INTERNATIONAL PARKWAY
                                 HEATHROW, FLORIDA  32746
                        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (407) 357-1000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes   [ X ]   No   [  ]

As of August 7, 1997, 11,882,360 shares of the registrant's common stock were outstanding.

                             TOTAL NUMBER OF PAGES:  17

                              BRITE VOICE SYSTEMS, INC.

                                        INDEX


                                                              Page #
                                                              ------

PART I.     FINANCIAL INFORMATION

    Item 1. Financial Statements

            Consolidated Balance Sheets - June 30, 1997
              and December 31, 1996 . . . . . . . . . . . . .     3

            Consolidated Statements of Income - Three and Six
              Months Ended June 30, 1997 and 1996 . . . . . .     5

            Consolidated Statements of Cash Flows - Six Months
              Ended June 30, 1997 and 1996 . . . . . . . . . .    6

            Notes to Financial Statements  . . . . . . . . . .    7

    Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . .   8

PART II. OTHER INFORMATION  . . . . . . . . . . . . . . . . . .  15

    Item 1. Legal Proceedings . . . . . . . . . . . . . . . . .  15

    Item 2. Changes in Securities . . . . . . . . . . . . . . .  15

    Item 3. Defaults Upon Senior Securities . . . . . . . . . .  15

    Item 4. Submission of Matters to a Vote of
              Security Holders . . . . . . . . . . . . . . . . . 15

    Item 5. Other Information  . . . . . . . . . . . . . . . . . 15

    Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . 16

SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . 17



                        SEE NOTES TO FINANCIAL STATEMENTS

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                              BRITE VOICE SYSTEMS, INC.
                             CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARE DATA)

                                        ASSETS




                                                       June 30,    December 31,
                                                         1997          1996
                                                      -----------  ------------
                                                      (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . . .       $2,575        $8,084
  Accounts receivable, less allowance for
    doubtful accounts: $611 - 1997; $471 - 1996 . .       37,806        35,067
  Inventories   . . . . . . . . . . . . . . . . . .       14,987        12,507
  Prepaid expenses and other  . . . . . . . . . . .        3,586         2,601
                                                      -----------  ------------
    Total Current Assets  . . . . . . . . . . . . .       58,954        58,259
                                                      -----------  ------------

PROPERTY AND EQUIPMENT
  Land and building . . . . . . . . . . . . . . . .        3,074         3,074
  Furniture and equipment  . . . . . . . .. . . . .       23,448        23,430
                                                      -----------  ------------
                                                          26,522        26,504

  Less accumulated depreciation . . . . . . . . . .      (12,575)      (12,204)
                                                      -----------  ------------
    Total Property and Equipment  . . . . . . . . .       13,947        14,300
                                                      -----------  ------------
OTHER ASSETS  . . . . . . . . . . . . . . . . . . .        1,641         2,323
                                                      -----------  ------------
       TOTAL ASSETS . . . . . . . . . . . . . . . .      $74,542       $74,882
                                                      -----------  ------------
                                                      -----------  ------------

                        SEE NOTES TO FINANCIAL STATEMENTS

                              BRITE VOICE SYSTEMS, INC.
                             CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARE DATA)

                         LIABILITIES AND STOCKHOLDERS' EQUITY




                                                       June 30,    December 31,
                                                         1997          1996
                                                      -----------  ------------
                                                      (Unaudited)
CURRENT LIABILITIES
  Accounts payable  . . . . . . . . . . . . . . . . .    $11,822       $10,539
  Accrued salaries and wages  . . . . . . . . . . . .      2,829         1,974
  Other accrued expenses  . . . . . . . . . . . . . .      4,555         1,512
  Deferred revenue  . . . . . . . . . . . . . . . . .      1,972         2,063
  Customer deposits   . . . . . . . . . . . . . . . .      1,276         3,526
  Income taxes payable  . . . . . . . . . . . . . . .        593         1,087
  Short-term debt   . . . . . . . . . . . . . . . . .      1,500            --
                                                      -----------  ------------
    Total Current Liabilities . . . . . . . . . . . .     24,547        20,701
                                                      -----------  ------------
COMMITMENTS AND CONTINGENCIES . . . . . . . . . . . .         --            --

STOCKHOLDERS' EQUITY
  Preferred stock, no par value; authorized
    10,000,000 shares; none issued and outstanding . .        --            --
  Common stock, no par value; authorized
    30,000,000 shares; issued 11,849,729 shares -
    1997; 11,829,595 shares - 1996  . . . . . . . . .     38,680        38,417
  Retained earnings   . . . . . . . . . . . . . . . .     11,369        14,938
  Cumulative foreign currency translation adjustment.        (54)          826
                                                      -----------  ------------
    Total Stockholders' Equity  . . . . . . . . . . .     49,995        54,181
                                                      -----------  ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . .    $74,542       $74,882
                                                      -----------  ------------
                                                      -----------  ------------


                     SEE NOTES TO FINANCIAL STATEMENTS

                              BRITE VOICE SYSTEMS, INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                          (IN THOUSANDS, EXCEPT SHARE DATA)




                                           Three Months Ended             Six Months Ended
                                                 June 30,                     June 30,
                                           1997           1996           1997           1996
                                         -------         -------        -------        -------
                                               (Unaudited)                    (Unaudited)
REVENUES
  Systems . . . . . . . . . . . . . . .   $16,770        $15,688        $35,876        $29,804
  Services  . . . . . . . . . . . . . .    12,375         12,979         24,259         24,711
                                          -------        -------        -------        -------
                                           29,145         28,667         60,135         54,515
                                          -------        -------        -------        -------

COSTS AND EXPENSES
  Cost of Sales:
    Systems . . . . . . . . . . . . . .     7,467          7,107         16,160         13,117
    Services  . . . . . . . . . . . . .     7,193          6,293         14,026         11,914
  Research and engineering  . . . . . .     3,281          2,738          6,356          5,324
  Selling, general and
    administrative  . . . . . . . . . .    11,715          8,645         22,099         16,572
  Restructuring, relocation and other .     6,785             --          6,785             --
                                          -------        -------        -------        -------
                                           36,441         24,783         65,426         46,927
                                          -------        -------        -------        -------

INCOME (LOSS) FROM OPERATIONS . . . . .    (7,296)         3,884         (5,291)         7,588

OTHER INCOME (EXPENSE), NET   . . . . .       (39)           122             37            180
                                          -------        -------        -------        -------

INCOME (LOSS) BEFORE TAXES  . . . . . .    (7,335)         4,006         (5,254)         7,768

PROVISION (CREDIT) FOR
  INCOME TAXES  . . . . . . . . . . . .    (2,459)         1,118         (1,669)         2,176
                                          -------        -------        -------        -------

NET INCOME (LOSS) . . . . . . . . . . .   $(4,876)        $2,888        $(3,585)        $5,592
                                          -------        -------        -------        -------
                                          -------        -------        -------        -------

EARNINGS (LOSS) PER SHARE . . . . . . .    $(0.41)         $0.24         $(0.30)         $0.46
                                          -------        -------        -------        -------
                                          -------        -------        -------        -------
WEIGHTED AVERAGE SHARES
  OUTSTANDING . . . . . . . . . . . . .    11,955         12,287         12,049         12,104



                       SEE NOTES TO FINANCIAL STATEMENTS

                              BRITE VOICE SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)



                                                      Six Months Ended
                                                           June 30,
                                                      1997          1996
                                                   -----------  ------------
                                                           (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) . . . . . . . . . . . . . . .   $(3,585)        $5,591
  Items not requiring cash:
    Depreciation and amortization . . . . . . . .     2,227          1,695
    Restructuring, relocation and other . . . . .     3,327             --
  Changes in:
    Accounts receivable . . . . . . . . . . . . .    (3,253)        (3,795)
    Inventories . . . . . . . . . . . . . . . . .    (3,271)        (1,140)
    Accounts payable and accrued expenses . . . .     5,044           (649)
    Other current assets and liabilities  . . . .    (3,625)        (2,227)
                                                    -------         ------

      Net cash used in operating activities . . .    (3,136)          (525)
                                                    -------         ------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment, net . . . .    (2,711)        (2,903)
  Increase in other assets  . . . . . . . . . . .    (1,180)          (417)
  Proceeds from sale of property  . . . . . . . .        16             --
                                                    -------         ------

      Net cash used in investing activities  . . .   (3,875)        (3,320)
                                                    -------         ------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock  . . . . . . . . . . .        --          2,761
  Exercise of stock options . . . . . . . . . . .       263            421
  Principal payments on debt  . . . . . . . . . .        --           (551)
  Short term borrowings   . . . . . . . . . . . .     1,500             --
                                                    -------         ------
     Net cash provided by financing activities. .     1,763          2,631
                                                    -------         ------

EFFECT OF EXCHANGE RATE CHANGES ON CASH . . . . .      (261)          (103)
                                                    -------         ------
DECREASE IN CASH AND CASH EQUIVALENTS . . . . . .    (5,509)        (1,317)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD . . . . . . . . . . . . . . . . . . .     8,084          3,405
                                                    -------         ------
CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . .    $2,575         $2,088
                                                    -------         ------
                                                    -------         ------

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

2.  Inventories consist of the following (in thousands):

                             June 30,    December 31,
                               1997           1996
                             -------     -----------
    Purchased parts . . . .  $ 5,780        $ 4,060
    Work in progress  . . .    6,559          5,581
    Finished goods  . . . .    2,648          2,066
                             -------        -------
                             $14,987        $12,507
                             -------        -------
                             -------        -------

3. During the three months ended June 30,1997, the Company recorded a charge of $6,785,000 related to the restructuring of the Company's operations and the relocation of its headquarters to Orlando, Florida. Included in the charge was approximately $3,327,000 in asset impairments as a result of the Company's decision to discontinue certain product lines and abandon certain assets, and the reevaluation of the net realizable value of certain intangible assets. The Company also recorded severance costs of approximately $1,243,000 relating to the elimination of certain product lines, the closing of its Dallas, Texas facility and the transfer of certain functions from its facilities in Wichita, Kansas, and Boston, Massachusetts to its new headquarters in Orlando. Additionally, relocation and restructuring costs, consisting principally of moving expenses, consulting costs, temporary labor and travel, amounted to approximately $2,215,000 during the three months ended June 30.

4. Income taxes paid, net of refunds received, during the three months ended June 30, 1997 and 1996 were $558,000 and $2,104,000 respectively.

    Interest paid during the three months ended June 30, 1997 and 1996 was $55,000 and $29,000, respectively.

                      PART I:   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission, including this Form 10-Q report, may contain certain "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). The words "expects," "anticipates," "believes" and similar words generally signify a "forward-looking" statement. These forward-looking statements are made pursuant to the safe harbor provisions of the Act. The reader is cautioned that all forward-looking statements are necessarily speculative and that there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. Such risks and uncertainties include those inherent generally in the voice processing and telecommunications consulting industries, such as product demand, pricing, market acceptance, reliance on significant customers, intellectual property rights, risks in product and technology developments, and other risk factors detailed in the section below entitled "Certain Factors to be Considered". The Company undertakes no obligation to publicly revise any forward-looking statement due to changes in circumstances after the date of this report, or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1996

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

    Total revenues increased $478,000, or 1.7%, for the three months ended June 30, 1997, and increased $5,620,000, or 10.3%, for the six months ended June 30, 1997. The increases were due primarily to increased equipment sales to new and existing customers, increases in managed services and service contract and repair revenue, offset by a decrease in telecommunications management services.

    Systems revenues increased $1,082,000, or 6.9%, for the three months ended June 30, 1997 and increased $6,072,000, or 20.4%, for the six months ended June 30, 1997. Network systems revenues increased while business systems revenues decreased, as shown in the following table:

                                    SYSTEMS REVENUES


                              Three Months ended June 30,   %Increase/
                                 1997           1996        (Decrease)
                              -----------    -----------    ----------
    Business Systems . . . .  $ 3,507,000    $ 6,850,000      (48.8%)
    Network Systems  . . . .   13,263,000      8,837,000       50.1%
                              -----------    -----------       -----
    Total  . . . . . . . . .  $16,770,000    $15,687,000        6.9%

                              Six Months ended June 30,     %Increase/
                                 1997           1996         (Decrease)
                              -----------    -----------     ---------
    Business Systems . . . .  $ 8,663,000    $11,424,000      (24.2%)
    Network Systems  . . . .   27,213,000     18,380,000       48.1%
                              -----------    -----------       -----
    Total  . . . . . . . . ,  $35,876,000    $29,803,000       20.4%

    Business Systems revenue consists principally of sales of interactive voice response ("IVR"), audiotex or electronic publishing, and small voice messaging systems for use in conjunction with a corporation's PBX. The decrease of $3,343,000, or 48.8%, for the three months ended June 30, 1997 and the decrease of $2,760,000, or 24.2%, for the six months ended June 30, 1997 was primarily due to a reduction in the number of systems shipped to new and existing customers. The Company believes this decline is primarily due to delays in purchasing upgrades by existing customers for the Company's IVR equipment, the discontinuation of the Company's voice mail product line, and
to a decline in sales of the Company's audiotex systems.   Because many of
the Company's customers have shifted their emphasis from audiotex to other on-line systems and services, future sales of electronic publishing systems in the domestic market will be increasingly more difficult to obtain.

    Network systems revenues, consisting of sales of voice messaging, voice activated dialing and prepaid calling systems, increased $4,426,000, or 50.1%, for the three months ended June 30, 1997 and increased $8,833,000, or 48.1%, for the six months ended June 30, 1997. These increases are due primarily to continued purchases by existing customers, as well as expansion of the Company's customer base in the European and Pacific Rim markets. The Company believes that significant growth potential exists within the network operator market both in the US and internationally. The Company believes that international markets are behind the United States in terms of market penetration of voice processing systems and intends to devote additional resources to capture these markets.

    The Company's systems sales are dependent upon continued orders by existing customers, orders from new customers, and development of new products. There can be no assurance that the Company will be able to increase or maintain its market share in the future or to sustain recent growth rates.

    Services revenues decreased $604,000, or 4.7%, for the three months ended June 30, 1997 and decreased $452,000, or 1.8%, for the six months ended June 30, 1997, principally due to declines in telecommunications management services revenues. In addition, the Company sold its 900 Voice Personals product in July 1996. With the voice personals product revenue excluded from the 1996 results, service revenues would have increased $592,000, or 5.0%, for the three months ended June 30, 1997 and $1,991,000, or 8.9%, for the six months ended June 30, 1997. The breakdown of services revenues is shown in the following table:

                                SERVICES REVENUES


                                      Three Months ended June 30,   %Increase/
                                         1997           1996         Decrease
                                      -----------    -----------     ---------
    Managed services(1) . . . . . .    $3,851,000     $3,261,000        18.1%
    Service contract and repair . .     3,614,000      3,680,000        (1.8%)
    Information services  . . . . .     1,470,000      1,398,000         5.2%
    Telecommunication management
      services  . . . . . . . . . .     3,440,000      4,640,000       (26.9%)
                                      -----------    -----------       ------
    Total                             $12,375,000    $12,979,000        (4.7%)

                                      Six Months ended June 30,      %Increase/
                                         1997           1996         (Decrease)
                                      -----------    -----------     ---------
    Managed services(1) . . . . . .    $7,123,000     $6,152,000        15.8%
    Service contract and repair . .     7,375,000      6,617,000        11.5%
    Information services  . . . . .     2,961,000      2,753,000         7.6%
    Telecommunication management
      services  . . . . . . . . . .     6,800,000      9,189,000       (26.0%)
                                      -----------    -----------       ------
    Total . . . . . . . . . . . . .   $24,259,000    $24,711,000        (1.8%)

    (1) Includes voice personals revenues of $1,196,000 for the three months and $2,443,000 for the six months ended June 30, 1996. The voice personals product line was sold in July 1996.

    Managed services revenues increased $590,000, or 18.1%, for the three months ended June 30, 1997 and $971,000, or 15.8%, for the six months ended June 30, 1997, primarily due to a large system rental to one customer and the commencement of advertising sales on behalf of Yellow Pages customers. With the voice personals product revenues excluded from the 1996 results, managed services revenues would have increased $1,786,000, or 86.5%, for the three months ended June 30, 1997 and $3,414,000, or 92.1%, for the six months ended June 30, 1997.

    Service contract and repair revenue decreased $66,000, or 1.8%, for the three months ended June 30, 1997 and increased $758,000, or 11.5%, for the six months ended June 30, 1997. The decrease for the three months ended June 30, 1997 is due primarily to the existence of a one-time project for a large customer in the prior year. The increase for the six months ended June 30, 1997 is due primarily to the Company's continuing emphasis on expanding its base of customers who subscribe to quarterly or annual maintenance contracts. Information services revenue increased $72,000, or 5.2%, for the three months ended June 30, 1997 and $208,000, or 7.6%, for the six months ended June 30, 1997, due primarily to the introduction of new audio products. The Company believes that due to the decline in electronic publishing systems sales, continued expansion of information services revenue will be dependent upon developing additional new audio products and applications.

    Telecommunications management services decreased $1,200,000, or 25.9%, for the three months ended June 30, 1997 and $2,389,000, or 26.0%, for the six months ended June 30, 1997. This decrease is due to the absence of large billing verification refunds similar to those received during the first two quarters of 1996, as well as a decrease in the Company's consulting revenues. The Company's efforts to obtain large billing verification contracts have been generally unsuccessful and the Company is currently evaluating the future direction of its telecommunications management services business.

    Cost of systems sales increased $360,000, or 5.1%, for the three months ended June 30, 1997 and $3,043,000, or 23.2%, for the six months ended June 30, 1997. As a percentage of systems sales, actual costs decreased to 44.5% from 45.3% for the three months ended June 30, and increased to 45.0% from

44.0% for the six months ended June 30, 1997. Actual costs increased due primarily to an increase in the number of systems shipped by the Company.
The decrease as a percentage of revenues for the three months ended June 30 is due primarily to a greater presence of domestic sales which have historically had higher gross margins than international sales. The increase as a percentage of revenues for the six months ended June 30 is due primarily to a decline in software content in certain systems sales.

    Cost of services revenue increased $900,000, or 14.3%, for the three months ended June 30, 1997 and $2,112,000, or 17.7%, for the six months ended June 30, 1997. As a percentage of services revenues, actual costs increased to 58.1% from 48.5% for the three months ended June 30, and increased to 57.8% from 48.2% for the six months ended June 30, 1997. The increase in actual costs for the three months and six months ended June 30, 1997 were due primarily to an expansion of the infrastructure of the telecommunications management services departments. The decline in margins was due to a shift in the mix of revenues away from higher margin billing verification revenues to lower margin outsourcing and software services revenue.

    Research and engineering expenses increased $543,000, or 19.8%, for the three months ended June 30, 1997, and $1,032,000, or 19.4%, for the six months ended June 30, 1997. The increase in actual expenditures was due to an increase in staff dedicated to designing new products and enhancing existing products. As a percentage of revenue, these expenses increased to 11.3% from 9.6% for the three months ended June 30, and to 10.6% from 9.8% for the six months ended June 30, 1997. The increase as a percentage of revenue is due to the fact that spending for research and development is relatively fixed in the short term, and cannot be quickly expanded or contracted as a result of short term revenue fluctuations. The Company believes that it must continue to increase spending on research and engineering activities in absolute terms in order to remain competitive in the voice response market. Such expenses could continue to increase as a percentage of revenues as well.

    Selling, general and administrative expenses increased $3,070,000, or 35.5%, for the three months ended June 30, 1997 and $5,527,000, or 33.4%, for
the six months ended June 30, 1997.   The increase in actual expenditures were
primarily due to an increase in the Company's international sales staff. As a percentage of revenues, these expenses increased to 40.2% from 30.2% for the three months ended June 30, 1997, and to 36.7% from 30.4% for the six months ended June 30, 1997. The increases as a percentage of revenue were due to the fact that sales and marketing expense is relatively fixed in the short term, and cannot be quickly expanded or contracted as a result of short term revenue fluctuations.

    During the three months ended June 30,1997, the Company recorded a charge of $6,785,000 related to the restructuring of the Company's operations and the relocation of its headquarters to Orlando, Florida. Included in the charge was approximately $3,327,000 in asset impairments as a result of the Company's decision to discontinue certain product lines, reevaluation of the net realizable value of certain intangible assets, and abandonment of certain assets. The Company also recorded severance costs of approximately $1,243,000 million relating to the elimination of certain product lines, the closing of its Dallas, Texas facility and the transfer of certain functions from its facilities in Wichita, Kansas, and Boston, Massachusetts to its new headquarters in Orlando. Additionally, relocation and restructuring costs, consisting principally of moving expenses, consulting costs, temporary labor and travel, amounted to approximately $2,215,000 million during the three months ended June 30. The Company anticipates that additional operating expenses of between $2,000,000 and $3,000,000 will be required to complete the relocation, and that substantially all such costs will be incurred by the end of the current fiscal year.

    The effective income tax rate for the three months ended June 30, 1997 was 34.0%, compared to 28.0% for the three months ended June 30, 1996. The effective income tax rate for the six months ended June 30, 1997 was 32.0%, compared to 28.0% for the six months ended June 30, 1996. The variance from the United States statutory rate for both the six months and the three months ended June 30, 1997 was due primarily to restructuring and relocation charges incurred in connection with the Company's relocation to Orlando, some portion of which may not be deductible for income tax purposes. The variance from the United States statutory rate for both the six months and the three months ended June 30, 1996 was due primarily to a reduction of the Company's deferred tax valuation allowance, and utilization of net operating losses and credit carryforwards acquired through the Company's 1993 merger with Perception Technology Corporation.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1997, the Company had a current ratio of 2.4 to 1, and working capital of $34,407,000, compared to a current ratio of 2.8 to 1 and working capital of $37,558,000 at December 31, 1996.

    Cash flows from operating activities utilized net cash of $3,136,000 for the six months ended June 30, 1997. Accounts receivable at June 30, 1997 increased by $3,047,000 compared to December 31, 1996, principally due to an increase in international sales, which typically have longer payment and collection cycles. Inventory increased by $2,680,000, primarily due to the backlog of orders that were to be shipped shortly after June 30, 1997. The Company believes the increase in each of these areas to be in line with the business growth experienced in systems sales during the six months ended June 30, 1997, and the backlog of orders at the end of the quarter. The cash utilization was offset by the available cash of $8,082,000 at December 31, 1996 plus short-term borrowings of $1,500,000.

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

    The Company maintains a $5,000,000 line of credit that is used from time to time to fund short-term cash requirements. Borrowings of $1,500,000 were outstanding under the line as of June 30, 1997. Subsequent to June 30, 1997, the Company entered into a new agreement, which provides a $10,000,000 line of credit (see Item 5 herein).

    The Company estimates that the relocation of its headquarters will require between $1,000,000 and $2,000,000 in capital expenditures as well as $2,000,000 to $3,000,000 in operating expenses for the remainder of 1997. In addition, the Company has committed to constructing a hardware platform capable of providing certain of its products on a managed service basis. Costs estimated to complete this platform are between $3 and $4 million. The Company intends to fund these capital requirements through a combination of operating and financing leases, utilization of its line of credit, and funds generated from operations. The Company has no other significant capital commitments, and believes that current working capital, and funds from future operations will be sufficient to fund the Company's capital requirements for at least the next twelve months.

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

CERTAIN FACTORS TO BE CONSIDERED

    The Company has historically operated with very little backlog. There are no long-term supply agreements with customers and, as a result, revenues in any quarter are dependent upon orders that are received and shipped during the quarter. Further, a large percentage of any quarter's system shipments are recorded in the last month of the quarter. Consequently, quarterly revenues and operating results will depend on the volume and timing of new orders received during a quarter, which are difficult to predict. Failure to receive adequate amounts of new orders could adversely affect revenues and operating results, and such shortfalls may not be known until very late in any quarter.

    The Company faces a number of risks in conducting its international business that do not affect its domestic business, including greater concentration of business with fewer customers, longer payment cycles, greater difficulty in accounts receivable collection and difficulty in staffing and managing foreign subsidiary operations. Installation of the Company's products outside the United States requires that the Company conform to local telephone and electrical regulations. The Company has traditionally relied on its suppliers to obtain the necessary registration in order for the Company to install products within specific countries. There can be no assurance that these factors will not have an adverse impact on the Company's future international sales or operating results.

    The voice processing industry is subject to rapid technological change, including continuing improvements in hardware and software performance. In order to maintain its competitive position, the Company must continually release new products and develop enhancements and new features for its existing products on a timely basis. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis, product modifications or enhancements, or new products that respond to technological advances by others, or that such new or enhanced products or features will adequately and competitively address the needs of the marketplace. Because of the increasing complexity of the Company's products, these efforts can be expected to continue to increase in technical difficulty. Moreover, the Company must manage product transitions successfully, since announcements or introductions, or the perception that such events are likely to occur, by either the Company or its competitors,
could adversely affect sales of existing products.   In recent months, the
Company has dedicated much of its engineering capacity to the development of a prepaid calling platform to be offered by a large customer on a service bureau basis. The dedication of substantial resources to this project may adversely affect the Company's ability to obtain and complete other development projects.

    The Company is relocating its corporate headquarters and certain sales and marketing functions to Orlando, Florida, and has experienced anticipated disruptions in its operations in the process. It is possible that these disruptions could lead to delays in the development or delivery of new products and that customer dissatisfaction could result. In addition, it is possible that actual relocation costs will exceed those projected.

    The Company's success is largely dependent upon its ability to attract and retain qualified employees, especially technical employees and executives. There exists substantial competition for highly qualified personnel and there can be no assurance that the Company will be successful in hiring and retaining the required personnel. The Company has experienced some attrition in its work force as a result of the relocation of its headquarters to Orlando.

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

    The market for the Company's stock is highly volatile. Any variance in operating results from analysts' expectations or changes in estimated results by industry analysts could have an adverse affect on the trading price of the Company's common stock in a given period. Furthermore in recent years the market prices of securities of many high technology companies have experienced extreme fluctuations, in many cases for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's common stock.

                         PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

    Not applicable.

ITEM 2.  CHANGES IN SECURITIES

    Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Annual Meeting of Stockholders of the Company held on May 13, 1997, the Company's stockholders:

    (a) elected the following to serve as Directors of the Company:

                                   For         Withheld
                                ----------     --------
         Stanley G. Brannan     10,265,884     612,868
         Perry E. Esping        10,259,658     612,868
         C. MacKay Ganson, Jr.  10,259,658     612,868
         David S. Gergacz       10,217,920     612,868
         John F. Kelsey, III    10,259,658     612,868
         Alan C. Maltz          10,046,441     612,868
         Scott A. Maltz         10,106,136     612,868

    (b) approved an amendment to the Company's 1994 Stock Option Plan by a vote of 7,395,565 shares in favor, 1,181,478 shares against, 2,225,645 broker non-votes and 21,386 shares abstaining; and

    (c) ratified the appointment of Arthur Andersen LLP to serve as the Company's independent public accountants for 1997 by a vote of 10,792,768 shares in favor, 21,446 shares against and 9,860 shares abstaining.

ITEM 5.  OTHER INFORMATION

    On July 28, 1997, the Company replaced its then existing $5,000,000 bank line of credit with a $10,000,000 line of credit loan agreement with Barnett
Bank, N.A.   As of August 11, 1997, $7,000,000 was outstanding under the line.
Advances under the line are due on demand and bear interest at a variable rate, payable monthly.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.

         Exhibit 10.1 - First Amendment to Lease dated June 30, 1997, between the Company and Heathrow Office Building Corporation.

         Exhibit 10.2 - Sublease dated June 1, 1997 between the Company and Olsten Staffing Services, Inc.

         Exhibit 10.3 - Employment Agreement dated February 25, 1997 between the Company and Samuel J. Kline.

         Exhibit 10.4 - Employment Agreement dated March 22, 1997 between the Company and Christine King.

         Exhibit 10.5 - Employment Agreement dated March 27, 1997 between the Company and Brian Klumpp.

         Exhibit 10.6 - Employment Agreement dated June 23, 1997 between the Company and Glenn A. Etherington.

         Exhibit 10.7 - Stock Option Agreement dated May 13, 1997 between the Company and David S. Gergacz.

         Exhibit 27 - Financial Data Schedule

    (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                  SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   August 12, 1997



                                   BRITE VOICE SYSTEMS, INC.


                                   /s/  Glenn A. Etherington
                                   -------------------------
                                   Glenn A. Etherington
                                   Chief Financial Officer
                                   Duly Authorized Officer on behalf of
                                     the Registrant