Form 10-Q
period 1997-09-30
BRITE VOICE SYSTEMS INC
filed 1997-11-13
CIK 852637

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                               ------------------------


                                      FORM 10-Q



[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1997

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

As of November 7, 1997, 11,993,196 shares of the registrant's common stock were outstanding.


                              TOTAL NUMBER OF PAGES: 17

                              BRITE VOICE SYSTEMS, INC.

                                        INDEX

                                                                           Page
                                                                           ----
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets - September 30, 1997 and
            December 31, 1996............................................    3

           Consolidated Statements of Income - Three and Nine Months
            Ended September 30, 1997 and 1996............................    5

           Consolidated Statements of Cash Flows - Nine Months Ended
            September 30, 1997 and 1996..................................    6

           Notes to Financial Statements.................................    7

  Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................    9

PART II.   OTHER INFORMATION.............................................   16

  Item 1.  Legal Proceedings.............................................   16

  Item 2.  Changes in Securities.........................................   16

  Item 3.  Defaults Upon Senior Securities...............................   16

  Item 4.  Submission of Matters to a Vote of Security Holders...........   16

  Item 5.  Other Information.............................................   16

  Item 6.  Exhibits and Reports on Form 8-K..............................   16

SIGNATURES ..............................................................   17


                      SEE NOTES TO FINANCIAL STATEMENTS

                           PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                              BRITE VOICE SYSTEMS, INC.
                             CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARE DATA)

                                        ASSETS
                                        ------

                                                            September 30,  December 31,
                                                                1997           1996
                                                            -------------  ------------
                                                             (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents.............................   $    2,561     $    8,084
    Accounts receivable, less allowance for doubtful
     accounts: $824 - 1997; $471 - 1996...................       38,436         35,067
    Inventories...........................................       13,763         12,507
    Prepaid expenses and other............................        7,631          2,601
         Total Current Assets.............................       62,391         58,259

PROPERTY AND EQUIPMENT
    Land and building.....................................        3,074          3,074
    Furniture and equipment...............................       24,106         23,430
                                                             ----------     ----------
                                                                 27,180         26,504
                                                             ----------     ----------
    Less accumulated depreciation.........................      (13,428)       (12,204)
                                                             ----------     ----------
         Total Property and Equipment.....................       13,752         14,300
                                                             ----------     ----------

OTHER ASSETS                                                      1,980          2,323
                                                             ----------     ----------

              TOTAL ASSETS................................   $   78,123     $   74,882
                                                             ----------     ----------
                                                             ----------     ----------






                      SEE NOTES TO FINANCIAL STATEMENTS

                          BRITE VOICE SYSTEMS, INC.
                         CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

                                                                        September 30,  December 31,
                                                                            1997           1996
                                                                        -------------  ------------
                                                                         (Unaudited)
CURRENT LIABILITIES
    Accounts payable................................................     $     9,914    $   10,539
    Accrued salaries and wages......................................           3,180         1,974
    Other accrued expenses..........................................           4,168         1,512
    Deferred revenue................................................           1,850         2,063
    Customer deposits...............................................           2,749         3,526
    Income taxes payable............................................             376         1,087
    Short-term debt.................................................           6,751            --
                                                                         -----------    ----------
         Total Current Liabilities..................................          28,988        20,701
                                                                         -----------    ----------

COMMITMENTS AND CONTINGENCIES.......................................              --            --

STOCKHOLDERS' EQUITY
    Preferred stock, no par value; authorized 10,000,000 shares;
     none issued and outstanding....................................              --            --
    Common stock, no par value; authorized 30,000,000 shares;
     issued 11,938,196 shares - 1997; 11,829,595 shares - 1996......          39,190        38,417
    Retained earnings...............................................          10,401        14,938
    Cumulative foreign currency translation adjustment..............            (456)          826
                                                                         -----------    ----------
         Total Stockholders' Equity.................................          49,135        54,181
                                                                         -----------    ----------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............     $    78,123    $   74,882
                                                                         -----------    ----------
                                                                         -----------    ----------


                      SEE NOTES TO FINANCIAL STATEMENTS

                              BRITE VOICE SYSTEMS, INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                          (IN THOUSANDS, EXCEPT SHARE DATA)


                                                    Three Months Ended             Nine Months Ended
                                                       September 30,                  September 30,
                                                     1997          1996           1997           1996
                                                 -----------    -----------    -----------    -----------
                                                        (Unaudited)                    (Unaudited)
REVENUES
    Systems..................................    $    16,243    $    14,553    $    52,119    $    44,357
    Services.................................         13,184         10,803         37,443         35,514
                                                 -----------    -----------    -----------    -----------
                                                      29,427         25,356         89,562         79,871
                                                 -----------    -----------    -----------    -----------

COSTS AND EXPENSES
    Cost of Sales:
      Systems................................          7,700          6,093         23,860         19,210
      Services...............................          7,537          5,746         21,563         17,660
    Research and engineering.................          3,337          2,947          9,693          8,271
    Selling, general and administrative......         10,716          9,262         32,815         25,834
    Restructuring, relocation and other......          1,543             --          8,328             --
                                                 -----------    -----------    -----------    -----------
                                                      30,833         24,048         96,259         70,975
                                                 -----------    -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS................         (1,406)         1,308         (6,697)         8,896

OTHER INCOME (EXPENSE), NET..................             24            (44)            61            136
                                                 -----------    -----------    -----------    -----------
INCOME (LOSS) BEFORE TAXES...................         (1,382)         1,264         (6,636)         9,032

PROVISION (CREDIT) FOR
 INCOME TAXES................................           (414)           320         (2,083)         2,496
                                                 -----------    -----------    -----------    -----------

NET INCOME (LOSS)............................    $      (968)   $       944    $    (4,553)   $     6,536
                                                 -----------    -----------    -----------    -----------
                                                 -----------    -----------    -----------    -----------

EARNINGS (LOSS) PER SHARE....................    $      (.08)     $    .08     $      (.38)   $       .54
                                                 -----------    -----------    -----------    -----------
                                                 -----------    -----------    -----------    -----------

WEIGHTED AVERAGE SHARES
 OUTSTANDING.................................         12,028         12,166         12,042         12,125


                      SEE NOTES TO FINANCIAL STATEMENTS

                           BRITE VOICE SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                               Nine Months Ended
                                                                                  September 30,
                                                                               1997           1996
                                                                            ----------     ----------
                                                                                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)....................................................   $   (4,553)    $    6,536
    Items not requiring cash:
         Depreciation and amortization...................................        3,155          2,375
         Restructuring, relocation and other.............................        3,328             --
    Changes in:
         Accounts receivable.............................................       (4,213)        (6,459)
         Inventories.....................................................       (2,260)        (1,184)
         Accounts payable and accrued expenses...........................        3,285            388
         Other current assets and liabilities............................       (6,540)          (376)
                                                                            ----------     ----------

              Net cash provided by (used in) operating activities........       (7,798)         1,280
                                                                            ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment, net..............................       (3,516)        (4,085)
    (Increase) decrease in other assets..................................       (1,441)           251
    Proceeds from sale of property and equipment.........................           --            323
                                                                            ----------     ----------

              Net cash provided by (used in) investing activities........       (4,957)         2,922
                                                                            ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock.............................................           --          2,761
    Exercise of stock options............................................          774            712
    Principal payments on debt...........................................           --           (551)
    Short term borrowings................................................        6,751             --
                                                                            ----------     ----------

              Net cash provided by (used in) financing activities........        7,525          2,922
                                                                            ----------     ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH..................................         (293)            67
                                                                            ----------     ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................       (5,523)           758
CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD...............................................................        8,084          3,405
                                                                            ----------     ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD.................................   $    2,561     $    4,163
                                                                            ----------     ----------
                                                                            ----------     ----------



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

2.  Inventories consist of the following (in thousands):

                             September 30,  December 31,
                                 1997           1996
                             -------------  ------------
      Purchased parts . . .    $   4,709     $   4,060
      Work in progress. . .        6,694         5,581
      Finished goods. . . .        2,360         2,066
                               ---------     ---------

                               $  13,763     $  12,507
                               ---------     ---------
                               ---------     ---------

3. The Company has recorded charges of $1,543,000 for the three months and $8,328,000 for the nine months ended September 30, 1997, related to the restructuring of the Company's operations and the relocation of its headquarters to Orlando, Florida. Included in the charge was approximately $3,327,000 in asset impairments as a result of the Company's decision to discontinue certain product lines and abandon certain assets, and the reevaluation of the net realizable value of certain intangible assets. The Company also recorded severance costs of approximately $1,243,000 relating to the elimination of certain product lines, the closing of its Dallas, Texas facility and the transfer of certain functions from its facilities in Wichita, Kansas, and Boston, Massachusetts to its new headquarters in Orlando. Other costs, consisting principally of moving expenses, consulting costs, temporary labor and travel, amounted to approximately $3,758,000 during the nine months ended September 30, 1997.

4. On September 23, 1997, the Company entered into an Asset Purchase Agreement with IT Network, Inc. pursuant to which the Company would sell certain assets used in its electronic publishing business for $35,000,000 to be paid in cash upon closing of the transaction. The business sold includes: i) the management of audiotex systems installed on customers' premises; ii) the creation and transmission by satellite of information for access by telephone callers; iii) the creation and provision of a variety of information for yellow pages publishers over the Internet; iv) the sale of advertising sponsorships to various categories of audiotex information made available through yellow pages publishers' audiotex systems and v) advertiser management services provided on behalf of yellow pages publishers whereby advertising entities are contacted from an outbound call center for periodic updating of their audiotex sponsorships and advertisements. This transaction was consummated on October 30, 1997. Revenues related to the businesses being sold were $3,344,000 for the three months, and $9,743,000 for the nine months ended September 30, 1997, and are included in "Services Revenues" in the accompanying financial statements.

5. Income taxes paid, net of refunds received, during the three months ended September 30, 1997 and 1996 were $754,000 and $333,000, respectively.

    Interest paid during the three months ended September 30, 1997 and 1996 was $124,000 and $19,000, respectively.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

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

    Total revenues increased $4,071,000, or 16.1%, for the three months ended September 30, 1997 and increased $9,691,000, or 12.1%, for the nine months ended September 30, 1997. The increases were due primarily to increased equipment sales to new and existing customers, increases in managed services and service contract and repair revenue, offset by a decrease in telecommunications management services revenues.

    Systems revenues increased $1,690,000, or 11.6%, for the three months ended September 30, 1997 and increased $7,762,000, or 17.5%, for the nine months ended September 30, 1997. Network systems revenues increased while business systems revenues decreased as shown in the following table:

                              SYSTEMS REVENUES

                                   Three Months ended
                                      September 30,            %Increase/
                                   1997           1996         (Decrease)
                              -------------   -------------    ----------
    Business Systems........  $   5,819,000   $   8,417,000      (30.9%)
    Network Systems.........     10,424,000       6,136,000       69.9%
                              -------------   -------------      ------
    Total...................  $  16,243,000   $  14,553,000       11.6%

                                   Nine Months ended
                                      September 30,            %Increase/
                                   1997           1996         (Decrease)
                              -------------   -------------    ----------
    Business Systems........  $  14,482,000   $  19,841,000      (27.0%)
    Network Systems.........     37,637,000      24,516,000       53.5%
                              -------------   -------------      ------
    Total...................  $  52,119,000   $  44,357,000       17.5%


    Business Systems revenue consists principally of sales of interactive voice response ("IVR"), audiotex or electronic publishing, and small voice messaging systems for use in conjunction with a corporation's PBX. The decrease of $2,598,000, or 30.9%, for the three months ended September 30, 1997 and the decrease of $5,359,000, or 27.0%, for the nine months ended September 30, 1997 were primarily due to reduction in the number of systems shipped to new and existing customers. The Company believes this decline is primarily due to delays in purchasing upgrades by existing customers for the Company's IVR equipment, the discontinuation of the Company's CPE based voice messaging product line, and to a decline in sales of the Company's audiotex systems. Because many of the Company's customers have shifted their emphasis from audiotex to other on-line systems and services, future sales of electronic publishing systems in the domestic market will be increasingly more difficult to obtain.

    Network Systems revenues, consisting of sales of voice activated dialing and prepaid calling systems, increased $4,288,000, or 69.9%, for the three months ended September 30, 1997 and increased $13,121,000, or 53.5%, for the nine months ended September 30, 1997. These increases are due primarily to continued purchases by existing customers, as well as expansion of the Company's customer base in the European and Pacific Rim markets. The Company believes that international markets are behind the United States in terms of market penetration of voice processing systems and intends to devote additional resources to capture these markets.

    The Company's systems sales are dependent upon continued orders by existing customers, orders from new customers and development of new products. There can be no assurance that the Company will be able to increase or maintain its market share in the future or to sustain recent growth rates.

    Services revenues increased $2,381,000, or 22.0%, for the three months ended September 30, 1997 and increased $1,929,000, or 5.4%, for the nine months ended September 30, 1997, principally due to increased managed services revenues and contract and repair revenues offset by declines in telecommunications management services revenues during the first six months of 1997. In addition, the Company sold its 900 Voice Personals product in July 1996. With the Voice Personals product revenue excluded from the 1996 results, services revenues would have increased $2,705,000, or 25.8%, for the three months ended September 30, 1997 and $4,696,000, or 14.3%, for the nine months ended September 30, 1997. The breakdown of services revenues is shown in the following table:

                              SERVICES REVENUES


                                         Three Months ended
                                             September 30,            %Increase/
                                          1997           1996         (Decrease)
                                     -------------   -------------    ----------
    Managed services(1)...........   $   3,637,000   $   2,561,000       42.0%
    Service contract and repair          3,656,000       3,142,000       16.4%
    Information services..........       1,470,000       1,530,000       (3.9%)
    Telecommunication management
     services.....................       4,421,000       3,570,000       23.8%
                                     -------------   -------------      ------
    Total.........................   $  13,184,000   $  10,803,000       22.0%

                                          Nine Months ended
                                             September 30,            %Increase/
                                          1997           1996         (Decrease)
                                     -------------   -------------    ----------
    Managed services(1)...........   $  10,760,000   $   8,713,000       23.5%
    Service contract and repair...      11,031,000       9,759,000       13.0%
    Information services..........       4,431,000       4,283,000        3.5%
    Telecommunication management
         services.................      11,221,000      12,759,000      (12.0%)
                                     -------------   -------------      ------
    Total.........................   $  37,443,000   $  35,514,000        5.4%

    (1) Included Voice Personals revenues of $324,000 for the three months ended and $2,767,000 for the nine months ended September 30, 1996. The Voice Personals product line was sold in July 1996.

    Managed services revenues increased $1,076,000, or 42.0%, for the three months ended September 30, 1997 and $2,047,000, or 23.5%, for the nine months ended September 30, 1997, primarily due to a large system rental to one customer and the commencement of advertising sales on behalf of yellow page customers. With the Voice Personals product revenues excluded from 1996 results, managed services revenues would have increased $1,400,000, or 62.6%, for the three months ended September 30, 1997 and $4,814,000, or 81.0%, for the nine months ended September 30, 1997.

    Service contract and repair revenue increased $514,000 or 16.4%, for the three months ended September 30, 1997 and increased $1,272,000, or 13.0%, for the nine months ended September 30, 1997. The increases are due primarily to an increase in the installed base of customers who subscribe to quarterly or annual maintenance contracts.

    Information services revenue decreased $60,000, or 3.9%, for the three months ended September 30, 1997 and increased $148,000, or 3.5%, for the nine months ended September 30, 1997. Future information services revenues are expected to be minimal because of the sale of certain of the assets of the electronic publishing division which was consummated on October 30, 1997 (see
Note 4 above).

    Telecommunications management services consists of three principal products: billing verification services, software and managed services, and professional services. Revenues increased $850,000, or 23.8% for the three months ended September 30, 1997 and decreased $1,538,000, or 12.0% for the nine months ended September 30, 1997. Software and managed services and professional services revenues increased by $723,000, or 27.7% for the three months, and $1,656,000, or 23.3% for the nine months ended September 30, 1997, primarily due to an increase in the number of customers utilizing the Company's professional and software services. Billing verification revenues increased $128,000, or 13.3% for the three months ended September 30, 1997, but decreased $5,638,000, or 56.7% for the nine months ended September 30, 1997. The Company's billing verification revenues are characterized by a small number of large refunds, the timing of which is difficult to predict on a quarterly basis. The decline in revenues for the nine month period reflects the lack of large refunds similar to those received during the same period a year ago. Because these large refunds have relatively low incremental costs of sale, the presence or absence of such refunds has a significant effect on the Company's quarterly financial performance. The Company continues to pursue large billing verification contracts, but is unable to predict the success of its efforts in this area. The Company is currently evaluating the strategic significance of its telecommunications management business, and because of the inconsistent results experienced during the last twelve months, may choose to sell or otherwise dispose of this business unit.

    Cost of system sales increased $1,607,000, or 26.4%, for the three months ended September 30, 1997 and $4,650,000, or 24.2%, for the nine months ended September 30, 1997. As a percentage of system sales, actual costs increased to 47.4% from 41.9% for the three months ended September 30, and increased to 45.8% from 43.3% for the nine months ended September 30, 1997. Actual costs increased due primarily to an increase in the number of systems shipped by the Company. The increases as a percentage of revenues are due primarily to an increase in pass through sales, a decline in software content and a greater presence of international sales, which have historically had lower gross margins than domestic sales.

    Cost of services revenues increased $1,791,000, or 31.2%, for the three months ended September 30, 1997 and $3,903,000, or 22.1%, for the nine months ended September 30, 1997. As a percentage of services revenues, actual costs increased to 57.2% from 53.2% for the three months ended September 30, and increased to 57.6% from 49.7% for the nine months ended September 30, 1997. These increases were due primarily to an expansion of the infrastructure of the telecommunications management services departments. The decline in margins was due principally to a shift in the revenue mix from predominantly billing verification revenues to lower margin outsourcing and software services revenue.

    Research and engineering expenses increased $390,000, or 13.2%, for the three months ended September 30, 1997 and $1,422,000, or 17.2%, for the nine months ended September 30, 1997. The increase in actual expenditures is due to an increase in staff dedicated to designing new products and enhancing existing products. As a percentage of revenue, these expenses decreased to 11.3% from 11.6% for the three months ended September 30 and increased to 10.8% from 10.4% for the nine months ended September 30, 1997. The Company believes that it must continue to increase spending on research and engineering activities in absolute terms in order to remain competitive in the voice response market. Such expenses could continue to increase as a percentage of revenues as well.

    Selling, general and administrative expenses increased $1,454,000, or 15.7%, for the three months ended September 30, 1997 and $6,981,000, or 27.0%, for the nine months ended September 30, 1997. The increase in actual expenditures is primarily due to the relocation of the European facility in October 1996, the expansion of the European sales and administration staff and the addition of offices in France and Denmark. As a percentage of revenues, these expenses declined slightly to 36.4% from 36.5% for the three months ended September 30, 1997, and increased to 36.6% from 32.3% for the nine months ended September 30, 1997. The Company continues to expand its international and domestic sales and marketing efforts.

    The Company has recorded charges of $1,543,000 for the three months and $8,328,000 for the nine months ended September 30, 1997, related to the restructuring of the Company's operations and the relocation of its headquarters to Orlando, Florida. Included in the charge was approximately $3,327,000 in asset impairments as a result of the Company's decision to discontinue certain product lines and abandon certain assets, and the reevaluation of the net realizable value of certain intangible assets. The Company also recorded severance costs of approximately $1,243,000 relating to the elimination of certain product lines, the closing of its Dallas, Texas facility and the transfer of certain functions from its facilities in Wichita, Kansas, and Boston, Massachusetts to its new headquarters in Orlando. Additionally, costs consisting principally of moving expenses, consulting costs, temporary labor and travel amounted to approximately $3,758,000 during the nine months ended September 30, 1997.

    The effective income tax rates for the three months and nine months ended September 30, 1997 resulted in a benefit of 29.9% and 31.4% of the loss before income taxes, respectively. The variances from the United States statutory rate are due primarily to net operating losses offset by certain relocation charges that may not be deductible for tax purposes. The effective tax rates for the three months and nine months ended September 30, 1996 was 25.3% and 27.6%, respectively. The variance from the United States statutory rate was primarily due to a reduction of the Company's deferred tax valuation allowance and utilization of net operating losses and credit carryforwards acquired through the Company's 1993 merger with Perception Technology Corporation.

    On September 23, 1997, the Company entered into an Asset Purchase Agreement with IT Network, Inc. pursuant to which the Company would sell certain assets used in its electronic publishing business for $35,000,000 to be paid in cash
upon closing of the transaction.   The business sold includes: i) the management
of audiotex systems installed on customers' premises; ii) the creation and transmission by satellite of information for access by telephone callers; iii) the creation and provision of a variety of information for yellow pages publishers over the Internet; iv) the sale of advertising sponsorships to various categories of audiotex information made available through yellow pages publishers' audiotex systems and v) advertiser management services provided on behalf of yellow pages publishers whereby advertising entities are contacted from an outbound call center for periodic updating of their audiotex sponsorships and advertisements. This transaction was consummated on October 30, 1997. Revenues related to the businesses being sold were $3,344,000 for the three months and $9,743,000 for the nine months ended September 30, 1997, and are included as "Services Revenues" in the accompanying financial statements.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1997, the Company had a current ratio of 2.1 to 1, and working capital of $33,403,000, compared to a current ratio of 2.8 to 1 and working capital of $37,558,000 at December 31, 1996.

    Cash flows from operating activities utilized net cash of $7,798,000 for the nine months ended September 30, 1997. Accounts receivable at September 30, 1997 increased by $4,213,000 compared to December 31, 1996, principally due to an increase in international sales, which typically have longer payment and collection cycles. Inventory increased by $2,260,000, primarily due to the backlog of orders that will be recognized in future periods. The Company believes the increase in each of these areas to be in line with the revenue growth experienced during the nine months ended September 30, 1997, and the backlog of orders at the end of the quarter. The cash utilization was funded by the available cash of $8,082,000 at December 31, 1996 plus short-term borrowings of $6,751,000.

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

    The Company maintains a $10,000,000 line of credit that is used from time to time to fund short-term cash requirements. Borrowings of $6,751,000 were outstanding under the line as of September 30, 1997.

    The Company consummated the sale of certain assets of its electronic publishing division on October 30, 1997. Proceeds from the sale were $35,000,000, a portion of which will be used to retire the short-term borrowings under the Company's unsecured line of credit. The remainder of the funds will be added to working capital and used for general corporate purposes.

    The Company has committed to constructing a hardware platform capable of providing certain of its products on a managed services basis. Costs estimated to complete this platform are between $3,000,000 and $4,000,000. The Company has funded these capital requirements through a combination of operating and financing leases. The Company has no other significant capital commitments, and believes that current working capital, funds from the sale of certain assets of the electronic publishing division and future operations will be sufficient to fund the Company's capital requirements for at least the next twelve months.

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

    The Company recently relocated its corporate headquarters and certain sales and marketing functions to Orlando, Florida, and has experienced anticipated disruptions in its operations in the process. It is possible that these disruptions could lead to delays in the development or delivery of new products and that customer dissatisfaction could result. In addition, it is possible that actual relocation costs will exceed those projected.

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

    Not applicable.

ITEM 5.  OTHER INFORMATION

    Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.

         Exhibit 10.1 - Employment Agreement dated July 1, 1997 between the Company and Donald R. Walsh.

         Exhibit 10.2 - Employment Agreement dated July 23, 1997 between the Company and Ray S. Naeini.

         Exhibit 10.3 - Amendment to Employment Agreement dated June 1, 1997 between the Company and Alan C. Maltz.

         Exhibit 27 - Financial Data Schedule.

    (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:   November 12, 1997



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

                              INDEX TO EXHIBITS


Exhibit 10.1 Employment Agreement dated July 1, 1997 between the Company and Donald R. Walsh

Exhibit 10.2 Employment Agreement dated July 23, 1997 between the Company and Ray S. Naeini

Exhibit 10.3 Amendment to Employment Agreement dated June 1, 1997 between the Company and Alan C. Maltz

Exhibit 27    Financial Data Schedule