Form 10-K405
period 1997-12-31
BRITE VOICE SYSTEMS INC
filed 1998-03-26
CIK 852637

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-17920

                           BRITE VOICE SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)

       KANSAS               48-0986248
      (State of          (I.R.S. Employer
   Incorporation)       Identification No.)

                      250 INTERNATIONAL PARKWAY, STE. 300
                               HEATHROW, FL 32746
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (407) 357-1000
        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                           COMMON STOCK, NO PAR VALUE
                                (Title of class)

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of February 20, 1998 was $78,326,207, based upon the last reported sales price on such date. For purposes of this disclosure, shares of common stock beneficially owned by executive officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

    On February 20, 1998, there were 12,066,405 shares of the Registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 12, 1998 are incorporated by reference into Part III of this report. The Proxy Statement is expected to be filed with the Commission not later than April 9, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           BRITE VOICE SYSTEMS, INC.
                                 1997 FORM 10-K
                               TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                             ---------
Item 1.     Business.......................................................................................          1

Item 2.     Properties.....................................................................................         13

Item 3.     Legal Proceedings..............................................................................         13

Item 4.     Submission of Matters to a Vote of Security Holders............................................         13

Item 5.     Market for the Company's Common Equity and Related Stockholder Matters.........................         14

Item 6.     Selected Financial Data........................................................................         15

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..........         16

Item 8.     Financial Statements and Supplementary Data....................................................         23

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........         41

Item 10.    Directors and Executive Officers of the Registrant.............................................         42

Item 11.    Executive Compensation.........................................................................         42

Item 12.    Security Ownership of Certain Beneficial Owners and Management.................................         42

Item 13.    Certain Relationships and Related Transactions.................................................         42

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K................................         43

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Brite Voice Systems, Inc. (the "Company" or "Brite") designs, integrates, assembles, markets and supports voice processing and call processing systems and services which incorporate voice response, voice recognition, voice/facsimile messaging, audiotex and interactive computer applications into both standard products and customized market solutions. The Company also offers a broad array of telecommunications management services.

    Voice processing systems allow callers to use a telephone to leave or retrieve messages, obtain information stored in a computer database, or input and retrieve information from a host computer. A caller who accesses a voice processing system is typically greeted by a message identifying the owner or principal sponsor of the system, and is then requested to select options from a menu of choices. Most callers using touch-tone telephones input responses by pushing the keys on their telephone key pad. Many of the Company's systems use voice recognition to allow input of information using spoken commands.

    Call processing systems allow a service provider to process and complete subscribers' calls utilizing special features such as prepaid or calling card billing, voice dialing, voice messaging, pager capabilities and short message services. A call processing system may include certain voice processing features.

    The Company's products can be divided into two categories: those that increase its customers' revenues through increased subscription or user fees, and those that reduce customers' costs or improve the efficiency of services provided to end user customers. Examples of revenue enhancing products are systems developed for wireless and wireline network operators who provide voice activated dialing and prepaid calling services to their subscriber base, thereby increasing network usage and revenues. Typical applications that reduce customers' costs or improve efficiency allow callers to access personalized account balances for bank, credit card or mutual fund accounts, order products or product literature for delivery by mail or by facsimile, pay bills, enroll for college courses, apply for credit cards and receive stock quotes or other personalized information. The use of the Company's systems to respond to routine requests for information reduces customers' direct labor costs, and allows live agents to handle more complex questions and problems, thereby improving customer service.

    Incorporated in Kansas in 1984, the Company initially concentrated its efforts on the provision of audiotex systems, primarily to newspaper publishers, which used the systems to establish themselves as leading information providers in their respective markets. In May 1991, the Company, through its newly-formed subsidiary, Brite Voice Systems Group, Limited ("BVSGL"), acquired substantially all of the assets of the Voice Systems Group of Ferranti Business Communications, Ltd. BVSGL manufactured and marketed voice messaging systems, and now manufactures and markets all of the Company's products throughout Europe, the Middle East, and Africa. BVSGL maintains design and production facilities in Manchester, England and sales and support offices in Cambridge, England; France; Germany; Italy; the Netherlands; South Africa; Switzerland and United Arab Emirates.

    In July 1993, the Company acquired one of its leading competitors, Perception Technology Corporation ("Perception"). Perception's experience as a provider of interactive voice response systems significantly broadened the Company's participation in the voice processing industry.

    In March 1995, the Company acquired Touch-Talk, Incorporated ("Touch-Talk"), based in Dallas, Texas. Prior to the merger, Touch-Talk had been the largest provider of customized application software solutions used by the Company in providing interactive voice response applications. In addition, the Company had licensed from Touch-Talk certain application software development tools for sublicense to customers. The acquisition of Touch-Talk broadened the Company's capabilities in providing turnkey voice processing applications to customers seeking a single vendor for all of their voice processing requirements.

    In August 1995, the Company acquired Telecom Services Limited (U.S.), Inc., Telecom Services Limited (West), Inc., TSL Software Services, Inc., and TSL Management Group, Inc., (collectively the "TSL Companies" or "TSL"), which were affiliated by common ownership. The Company's TSL Division offers a broad array of services and products which assist clients in managing various aspects of their telecommunications functions, including controlling and reducing expenses, developing management reports and applications, selecting service and equipment vendors, designing and implementing telecommunications systems and managing day-to-day operations.

    On October 30, 1997, the Company consummated the sale of certain assets used in its electronic publishing business for $35,000,000 in cash. The business sold includes: i) the management of audiotex systems installed on customers' premises; ii) the creation and transmission by satellite of information for access by telephone callers; iii) the creation and provision of a variety of information for yellow pages publishers over the Internet; iv) the sale of advertising sponsorships to various categories of audiotex information made available through yellow pages publishers' audiotex systems; and v) advertiser management services provided on behalf of yellow pages publishers whereby advertising entities are contacted from an outbound call center for periodic updating of their audiotex sponsorships and advertisements.

    The Company elected to sell this business because it believed that, while profitable, the growth prospects for electronic publishing were limited. Further, the Company intends to focus on fewer, but larger market opportunities in the voice processing industry. Finally, the Company was able to use the proceeds to retire all of its short-term debt and significantly increase working capital and stockholders' equity. Revenues associated with this business were $11,200,000 for the year ended December 31, 1997, and are included under services revenues in the accompanying financial statements.

    The Company believes that the acquisitions described above have provided significant additions and enhancements to its product and services businesses, and expects to continue to evaluate prospects for future acquisitions or other corporate development activities to supplement its internal technology and product development. In addition, the Company regularly evaluates all of its product and services offerings for profitability and growth potential, and will continue to redesign, redirect or eliminate those products or services which fail to demonstrate profitability or significant growth potential.

    During 1997, the Company relocated its headquarters from Wichita, Kansas to Heathrow, Florida, a suburb of Orlando. The primary purposes of the relocation were to provide a more accessible headquarters location for potential customers, locate more of the Company's senior management staff in one location, and take advantage of a larger labor pool from which to draw employees. In conjunction with this move, the Company created a product demonstration center designed to increase the Company's sales effectiveness by allowing a trained sales staff to present all of the Company's products to potential customers. The costs of this relocation are included under Restructuring, relocation and reengineering in the accompanying financial statements.

THE COMPANY'S PRODUCTS

PLATFORMS

    Brite believes that the wide variety of new applications and services being sought by the telecommunications industry will cause a fundamental change in the product architecture used to provide these services. This industry now generally uses a topology consisting of a network with a series of attached products, provided by different vendors, to provide the needed range of applications. The Company believes that significant demand exists for a uniform architecture consisting of a series of common components utilized for multiple applications. This change will allow client companies to quickly offer new applications and features on a common hardware architecture that can be expanded to add new features and growth in capacity. In 1997, Brite focused on developing this common architecture, known as BriteESP, and making its entire range of applications available using "building block" components and a common high-level applications language. The BriteESP development effort will be completed in 1998. Each product will have:

    - A common set of front-end switching interfaces providing a switching matrix and signaling interfaces for a variety of networks, such as SS7, ISDN and in-band signaling.

    - A common media processing unit providing voice recording, playback and recognition services to all applications.

    - A common applications processing unit running a variety of call processing and applications software.

    - An operations, administration, maintenance and provisioning environment utilizing the Simple Network Management Protocol ("SNMP") standard, allowing a single manager to manage the entire suite of Brite products, and any other products that are SNMP compliant.

    - An application creation environment using Write-1, Brite's fourth-generation language which allows easy, graphics-driven application development.

    - Integrated system administration, using state-of-the-art graphical user interface operator terminals.

    - A common relational database management environment.

APPLICATION CREATION ENVIRONMENT

    Write-1-Registered Trademark- is a language developed by Brite for writing voice processing and call processing applications, and performing host connectivity, that runs under a range of UNIX operating systems. It also contains a library of interfaces to third party development tools such as databases, host connections and Dialogic's CT Connect product. The Company has an application software development environment with a graphical user interface running under Windows NT. This package is designed to meet a wide variety of programming needs, from creating simple menu-based call flows to developing complex network-based applications. It also isolates the programmer from the operating system and hardware platform, thus making applications more portable and expandable.

    Write-1 contains a range of features which enable customers to produce state of the art applications. Examples of customer-developed applications include a benefits information line which links callers to part of the IRS database, child support help lines and a large call center help desk which includes automated display of pertinent caller information on the computer screen of a customer service representative.

APPLICATIONS

    Applications currently in use by many of the Company's customers are as follows:

    VOICE ACTIVATED DIALING. This application allows wireless carriers to provide a cellular telephone user access to telephone numbers using spoken commands rather than the keys on the cellular telephone. The use of voice activated dialing permits drivers to keep their hands on the wheel and eyes on the road, promoting safety and convenience of use. VoiceSelect-TM- is marketed to cellular providers around the world.

    DEBIT/PREPAID CALLING. BriteDEBIT-TM- applications deliver the ability for telecommunications companies to provide services to subscribers extending beyond the traditional monthly billed service provided in the past. This capability allows wireless and wireline companies to provide service using credit cards, debit cards and through the use of prepaid services requiring no card. Unlike traditional telephone company services where service usage measurements are collected and bills are generated offline at the end of the billing cycle, prepaid or debit services require that this billing function occur as part of the call processing system and in "real time" to allow the user to always have access to a current balance record. Further, the system must have the ability to "tell" the user the balance in the account. This ability to perform not only voice processing and call processing, but also call costing and customer account adjustment, is a technical task similar to the functionality provided by telecommunications switches and billing systems operating simultaneously and in real-time.

    VOICE MESSAGING. Voice messaging (or voice mail) allows users to store, send and receive information over the telephone or Internet. In addition to voice mail, the systems provide call answering, call routing, paging, short message delivery, dictation and automated attendant features. The Company's range of voice messaging services can be combined to offer a wide range of value-added services for public telephone network operators.

    INTERACTIVE VOICE RESPONSE ("IVR") APPLICATIONS. Designed for use with the Company's IVR platforms, these applications are often customized, and can be written by the Company, by the customer, or written in cooperation with a series of independent software vendors ("ISVs"). These ISVs typically have specialized skills which allow the Company to economically obtain specialized, industry-specific programming. Many application software packages can be used to create products targeted for specific vertical markets. Examples include higher education, where the Company's systems enable university and college students to register for courses 24 hours a day via touch-tone phones; the financial services market, where the Company's systems allow callers to perform a wide range of banking transactions by phone 24 hours a day; and utility companies, where the Company's systems provide automated customer service functions such as power outage reporting, billing inquiries and meter reading. The Company's acquisition of Touch-Talk in March 1995 broadened its base of software programming expertise; however, the Company continues to utilize ISVs in areas where it does not have experience.

SERVICES

    The Company offers a wide range of services in conjunction with its voice processing and call processing systems. These services are typically available on either an annual or quarterly basis and generally complement or support the Company's products. The Company also provides a variety of telecommunications management services.

MANAGED SERVICES

    As a complement to its system sales, the Company provides certain voice and call processing services on a managed services basis. In a typical managed service relationship, the Company provides all necessary equipment and operational personnel, allowing the customer to avoid both the front-end cost of purchasing equipment, and the continuing cost of adding personnel to staff a function that is outside its expertise. Charges for these services may be based on fixed rates per month, per call or per minute, or may consist of a share of the revenue or profits generated by the service.

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

    The Company provides its prepaid calling application to network operators on a managed service basis in addition to offering a system purchase option. Under these arrangements, the Company provides the hardware platform which carries traffic on the prepaid network, rates calls and keeps track of individual subscriber balances, processes account replenishment and provides customer support representatives to assist subscribers with problems. The Company's platform can be easily expanded to meet increased demand and combines many features in a manner that the Company believes is unmatched in the industry. The advantage to the network provider is a completely bundled service which requires no front-end purchase of equipment, a fixed cost to provide the service, and the avoidance of continuing costs of operational personnel on staff.

TELECOMMUNICATIONS MANAGEMENT SERVICES

    The Company's telecommunications management services include the following:

    BILLING VERIFICATION AND OPTIMIZATION SERVICES. The Company's billing verification service consists of auditing telephone rates, tariffs, taxes, surcharges and other charges billed by telecommunications carriers and vendors. The Company (i) verifies that the client pays only for the services, circuits and equipment it actually uses and for which it has contracted; (ii) ensures that the proper rates, tariffs, taxes and surcharges, primarily for services and equipment, and also usage, are applied; (iii) corrects billing discrepancies; and (iv) prepares claims and negotiates and collects refunds. Billing verification services generate refunds of historical overcharges and reduce costs, generally producing ongoing savings to the Company's clients. The Company also provides optimization services to clients, whereby recommendations are made to reduce ongoing expenses, for which the Company receives a percentage of future savings.

    SOFTWARE AND MANAGED SERVICES. The Company has developed software which enables its clients to better understand, control and allocate their telecommunications expenses and processes. Telecommunications expense management software products and services are provided either on a service bureau basis through the Company's New Jersey data center, or on a licensed basis with ongoing services aimed at tracking, processing and allocating the telecommunications expenses. These products and services include: (i) call accounting services for telecommunications expense management; (ii) the Fraud-Chek-Registered Trademark- service which curtails unauthorized employee phone calls and abuses, which are detected automatically once predetermined thresholds are reached, triggering an alarm call to the Company's 24 hour toll fraud line; (iii) the EZ-TRAK-TM- reporting product which enables a client to view its call record details, search for and sort data in order to manage call efficiencies and costs, and produce management reports; and (iv) Telecommunications On-Line Management Systems, a PC-based, on-line operations management system which aids clients in more effectively managing facilities, processes and assets, including equipment inventories and circuits, work orders and phone and data systems expenses.

    PROFESSIONAL SERVICES. The Company provides clients with on-site and/or off-site specialized operational support in a variety of tasks associated with day-to-day telecommunications and information technologies activities, including invoice processing, help desk, disaster recovery support, Year 2000 support, move-add-changes, field service support, switch analyses, quality assurance and related work.

    The Company also provides technical consulting to assist clients in designing, engineering, procuring and implementing telecommunications services, networks, systems and equipment. Assignments generally focus on providing technical advice regarding the choice and implementation of available systems and services.

SERVICE CONTRACT AND REPAIR

    The Company's systems are generally sold with limited warranties which usually range from 90 days to one year. All systems contain built-in modems, allowing Company personnel to perform diagnostic procedures and many software upgrades and enhancements remotely. Customers may contract for extended warranty coverage under any of several plans.

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

SALES AND MARKETING

MARKETS SERVED

    The Company's hardware systems are sold to two principal markets: the business systems or commercial market and the network operator market.

    The business systems market is broadly defined to include organizations which service large volumes of telephone callers on a regular basis. These organizations are generally seeking to streamline operations, improve efficiency and reduce costs. The Company markets systems which fall into one of three categories: audiotex, IVR, or computer telephony integration ("CTI"). Audiotex systems typically broadcast the same information to each caller, while IVR systems allow callers to access or change account-specific information. CTI systems generally apply computer intelligence to telecommunications devices to improve the efficiency of customer service representatives by providing telephone access and control of computer functions, and computer access and control of telephone functions. The Company markets its products primarily to specific industries with needs that can be easily satisfied with highly automated solutions. The Company has principally served the call center, education, financial services, government, health care, publishing, telecommunications and utility markets.

    Network operators purchase and install the Company's systems in or near their central switching offices and use the Company's systems to offer what are known as "enhanced network" or "enhanced telecommunications services" to their subscriber base. Subscribers have access to voice messaging, voice activated dialing, prepaid calling and other services that produce additional revenue to the operator.

    The markets for the Company's telecommunications management and managed services include almost any public or private entity which is a substantial user of telecommunications services.

DOMESTIC SALES

    Revenues within North America amounted to $75,119,000, $71,320,000 and $69,938,000 in 1997, 1996 and 1995, respectively. The Company sells its systems and services domestically primarily through a direct sales force, with individual personnel being responsible for either a specific industry, territory or product line. Direct sales personnel are located throughout the United States, including the Company's offices in Canton, Massachusetts; New York City; Heathrow, Florida; Parsippany, New Jersey; San Francisco, California, and Wichita, Kansas.

    The Company also markets its systems through companies offering integrated systems or services for sale to end users using the Company's hardware platforms. These companies include Advanced Computer Technology, Amarex Technology, Digital Data Voice, Intecom, Quotient Systems, Southwestern Bell Telecom, United States Advanced Networks and U.S. West Communications Services.

INTERNATIONAL SALES

    International revenues were $44,730,000, $39,089,000 and $27,140,000, in
1997, 1996 and 1995, respectively, and amounted to 37%, 35% and 28% of revenues for such periods.

    Sales outside the United States are made through a number of sources. Sales into Europe are made by the Company's subsidiaries: BVSGL (Manchester and Cambridge, England), Brite Voice Systems Group, GmbH (Wiesbaden, Germany), BVS S.p.A. (Rome, Italy) and BVS A.G. (Zurich, Switzerland). Sales into Canada and South America are made by the Company's U.S.-based sales force, and sales into other areas of the world are made through a combination of the Company's U.S.-based sales force, distributors and local agents. The Company has employees based in Dubai, United Arab Emirates; Johannesburg, South Africa; Almelo, Netherlands; Paris, France; and Singapore, who are responsible for sales and support to the Middle East, Africa and Asia.

    The Company's European subsidiaries market systems to the same sectors of the voice processing market as addressed in the United States. A dedicated sales staff targets corporate users for the sale of audiotex and interactive voice response systems. The Company concentrates its efforts on five different vertical markets: telecommunications, home shopping, travel and transport, finance and utilities. The Company also relies on indirect distribution of its systems through prominent call center switch manufacturers such as Aspect, Bosch, Ericsson and Siemens.

    The Company also maintains a dedicated sales staff responsible for the sale of systems to network operators throughout Europe, the Middle East and Africa. The principal products sold to these markets are voice messaging, voice activated dialing and prepaid calling. In prior years, the Company's revenues in Europe were dependent upon a small number of customers. Beginning in 1996 and continuing into 1997, the Company began concentrating on expanding its customer base to lessen its dependence on relatively few customers. Nevertheless, during 1997, 68% of the sales by the Company's European subsidiaries were concentrated in ten customers. In addition, one customer, Cellnet, represented 10% of consolidated revenues for each of 1997 and 1996. The loss of any of these customers could have a material impact on the Company's international revenues and results of operations.

    In late 1996, the Company concluded that it could not be competitive in the PBX-based voice messaging business, and elected to discontinue sales of its small voice messaging systems. The Company redirected its efforts to the sale of audiotex and IVR systems in the belief that the European market is behind the United States in terms of market penetration of these types of systems. The Company believes this effort has been successful, as European sales of business systems increased 33% from the prior year, in spite of the discontinuation of sales of small voice messaging systems. The Company intends to continue this focus in 1998.

    The Company sells its audiotex, IVR and network products throughout the rest of the world through its direct sales force, independent sales agents and value-added resellers ("VARs"). Where possible, the Company uses the services of agents and VARs in foreign markets because of their familiarity with local markets and their knowledge of, and abilities to work within, local governmental regulations. VARs typically purchase the Company's hardware and license the operating software. In some instances, VARs provide additional software programming or information packages to complete the systems. Agents used by the Company typically receive a commission on sales made into their territories.

    The Company faces a number of risks in conducting its international business that do not affect its domestic business, including greater concentration of business with fewer customers, longer payment cycles, greater difficulty in accounts receivable collection and difficulty in staffing and managing foreign subsidiary operations. Installation of the Company's products outside the United States requires that the Company conform to local telephone and electrical regulations. The Company has traditionally relied on its suppliers to obtain the necessary registration in order for the Company to install products within an individual country. There can be no assurance that these factors will not have an adverse impact on the Company's future international sales or operating results. See Note 13 to the Consolidated Financial Statements contained herein for additional information with respect to foreign and domestic sales and assets.

RESEARCH AND ENGINEERING

    The voice processing industry is subject to rapid technological change, including continuing improvements in hardware and software performance. In order to maintain its competitive position, the Company must continually release new products and develop enhancements and new features for its existing products on a timely basis. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis, product modifications or enhancements or new products that respond to technological advances by others, or that such new or enhanced products or features will adequately and competitively address the needs of the marketplace. Because of the increasing complexity of the Company's products, these efforts can be expected to continue to increase in technical difficulty. Moreover, the Company must manage product transitions successfully, since announcements or introductions, or the perception that such events are likely to occur by either the Company or its competitors, could adversely affect sales of existing Company products.

    Research and product engineering activities are conducted in Canton, Massachusetts; Manchester, England; Heathrow, Florida; and Wichita, Kansas. During 1997, principal activities were the development of the common architecture known as BriteESP, including the redesign of the Company's voice activated dialing product and the development of a new IVR product called BriteConnect, both of which use this architecture. The Company also completed additional enhancements to its voice messaging and prepaid calling applications. During 1997, 1996 and 1995, the Company spent approximately $13,036,000, $11,241,000 and $8,520,000, respectively, on research and engineering. As a percentage of revenues, these amounts represent 10.9%, 10.2% and 8.8%, respectively. The Company expects that to be successful, it will be required to continue to increase its level of research and engineering expenditures in absolute terms, and that such increases may also increase as a percentage of sales.

MANUFACTURING

    The Company's manufacturing operations consist primarily of assembly of components, burn-in, testing and quality assurance functions, which are performed at both its Canton, Massachusetts and Manchester, England facilities. Limited assembly work is performed at the Company's office in Wiesbaden, Germany.

    Manufacturing is performed on only one shift, and the Company devotes less than 25% in each of its Canton and Manchester facilities to manufacturing; therefore, the Company believes its production facilities are adequate for the foreseeable future.

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

BACKLOG

    The Company maintains an inventory of component parts which generally enables it to assemble, test and ship most systems within two weeks of receipt of an order. The short lead time prior to shipment of systems generally results in a minimal backlog of systems orders. As of December 31, 1997, the Company and its subsidiaries had a systems backlog of $39,900,000, compared to $17,900,000 as of December 31, 1996, and $11,600,000 as of December 31, 1995. All of the backlog at December 31, 1997 is scheduled to be shipped in 1998. There can be no assurance that any such orders will not be canceled or rescheduled. Because of the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog as of any particular date may not be indicative of actual revenues for any future period.

    Because of the short length of its contracts for many of its services, and the contingencies related to valuation of its billing verification contracts, the Company has not historically valued its backlog of service revenues.

COMPETITION

    The market for voice processing systems is highly competitive and includes numerous suppliers of hardware and software of varying specifications. The Company's competition includes a number of companies for whom voice processing systems are their primary business, including Comverse Technology, Edify, InterVoice, Periphonics and Syntellect, and other voice processing system manufacturers. In addition, the Company competes with larger companies, such as Digital, Glenayre, IBM and Lucent Technologies, for whom voice processing is a small portion of their overall business. Because there are no significant technological barriers to entry into these markets, many small companies also offer competing products. In addition, as the Company's markets continue to grow, increasing numbers of applications will be introduced by existing and new competition.

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

    The Company has registered with the United States Patent and Trademark Office trademarks on Brite & Design, CityLine, TeleCare, VoiceSelect, Cellular Information Network, Voice Directories, Real Estate Hotline, TeleRent, TeleSchool, BriteMail, Value Added Classifieds, BriteFax, BriteDebit, BriteConnect, AppConnect, M-Cubed, Perception, Fraud-Chek, Write-1, Giving Voice to Information, and Bringing People and Information Together.

EXECUTIVE OFFICERS

    The executive officers of the Company, their ages and the period during which each has served in his present office are as follows:

    David S. Gergacz (48) joined the Company in December 1996 as President and Chief Executive Officer and was named to the additional position of Chairman of the Board in January 1998. Prior to joining the Company, Mr. Gergacz served as president and chief executive officer of Cincinnati Bell Telephone from September 1995 to October 1996. From April 1993 to August 1995 he was president and chief executive officer of Rogers Cantel Communications, Canada's leading provider of wireless communications, cable television, long distance, publishing and television and radio. From 1991 to 1993 he served as president and chief executive officer of Boston Technology. He has also held many management positions with companies in the telecommunications industry, including Sprint, Bell Laboratories, AT&T and NYNEX. Mr. Gergacz has been a member of Brite's board of directors since 1994.

    Gerald V. Butler (57) has served as Senior Vice President of Worldwide Operations since April 1997 and, as Executive Vice President of Engineering and Worldwide Operations from May 1996 to April 1997. Mr. Butler joined the Company in November 1994 as Senior Vice President at the Company's Canton facility. From 1992 until joining the Company in 1994, Mr. Butler operated Business Basics, a project and data management consulting service. Mr. Butler served as president of the systems integration business unit of Prime/Computervision from 1988 to 1992, as president and chief executive officer of Culler Scientific from 1984 to 1988, and as vice president of computer special systems at Digital Equipment Corp. from 1979 to 1984.

    Garrett Digman (49) became Vice President of Marketing in October 1997. From May 1995 until joining Brite, he served as president of Kinetic Technologies, a telecommunications consulting firm specializing in development of the infrastructure for PCS deployment. From 1992 to 1995, Mr. Digman was General Manager of North American Operations for GPT Video Systems.

    Glenn A. Etherington (43) has served as Chief Financial Officer of the Company since August 1988. He was treasurer from August 1988 until August 1993, and has been secretary since August 1993. From April 1984 until joining the Company, he served in various capacities including vice president of finance, controller and treasurer of American City Business Journals, Inc., a publisher of weekly business newspapers. Mr. Etherington is a certified public accountant.

    Victoria C. Farris (41) has served as Vice President of Finance and Treasurer since September 1995. From 1988 until 1995 she was general manager of Sun Publications in Overland Park, Kansas, a publisher of community newspapers. From 1985 until 1988, she was controller of American City Business Journals, a publisher of weekly business newspapers. Ms. Farris is a certified public accountant.

    Stuart Hallam (51) joined the Company as Chief Executive Officer for Europe in 1995 and in 1997 assumed additional responsibilities for the Middle East and Africa. Mr. Hallam previously served as the United Kingdom's managing director of the Large Systems division of Alcatel Business Systems Group from January 1994 until joining Brite. Prior to Alcatel, Mr. Hallam held senior positions with GPT, a Siemens/GEC company (formerly Plessey) from March 1993 to January 1994, and Phillips Business Communications, where he was managing director.

    Christine King (53) joined the Company in April 1997 as Senior Vice President of Product Development and Program Management. She has over 20 years of international experience in the management of large telecommunications programs, most recently with Rogers Cantel, Canada's national cellular service provider, from April 1994 to April 1997. From 1992 to February 1994, she served as vice president of program management for Boston Technology.

    Sam Kline (48) joined the Company in April 1997 as Senior Vice President of Engineering and Software Development. Prior to joining the Company, Mr. Kline served as vice president of business development for Science Applications International Corporation from March 1996 to March 1997 and as president of Frakir Telcom Consulting from February 1993 to March 1996. Prior to 1993, Mr. Kline held various engineering and management positions at New England Telephone, GTE's Atlantic Operation and Boston Technology.

    Brian Klumpp (57) was named Senior Vice President of Human Resources and Corporate Communications for the Company in March 1997. Prior to joining Brite, Mr. Klumpp served as chief executive officer and chairman of AWPI, a high technology water purifying company from December 1993 to 1997 and chief executive officer and chairman of Pawnee Industries, a diversified manufacturer of plastics from 1988 to 1993.

    Scott A. Maltz (41) became Vice President/General Manager of the Company's TSL Division in April 1997. Mr. Maltz was appointed Executive Vice President of Strategy and Business Development in June 1996, having served as Vice President and a Director of the Company since August 1995, immediately following the Company's acquisition of the TSL Companies. Mr. Maltz was a co-founder of TSL
(West) in 1989 and served as its president until the merger. Prior to joining TSL, Mr. Maltz was employed by Bain & Company, a management consulting firm where he consulted with clients in the telecommunications, financial services and personal computer industries.

    Ray S. Naeini (47) joined the Company in December 1995 as Vice President of Advanced Technologies and now serves as Vice President/General Manager of Network Products. Mr. Naeini has 22 years of experience in the telecommunications, voice processing and the computer industry, most recently with Intellicall from 1991 to December 1995, and has held various senior business executive and chief technology positions with Northern Telecom, Bell Northern Research, Honeywell and Network Assess Corp.

    Donald R. Walsh (61) joined the Company as Executive Vice President in August 1990 and became Executive Vice President of Business Systems in January 1998. From 1987 to August 1990, he served as president of the Information Services subsidiary of Philadelphia Suburban Corporation. Prior to 1987 he was employed by IBM, where he held several management positions, primarily relating to sales and marketing.

    The Company's executive officers are elected by, and serve at the discretion of, the Board of Directors.

EMPLOYEES

    As of December 31, 1997, the Company and its subsidiaries had 681 employees, of which 646 were full-time employees. Of the full-time employees, there were 411 located in the United States, and 235 located in either Europe, the Middle East, Africa or Singapore.

    The Company believes that future growth is dependent in large part on its ability to attract and retain key management, technical and sales personnel. The Company has never had a work stoppage, no employees are represented by a labor organization and the Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

    The Company owns its building in Wichita, Kansas, which contains 40,000 square feet and houses its network products research and engineering staff. Other facilities are leased by either the Company or, in foreign countries, certain of its subsidiaries, as follows:

LOCATION                      SQUARE FEET                         USE                            LEASE EXPIRES
----------------------------  -----------  --------------------------------------------------  ------------------
Heathrow, Florida                 31,083   corporate headquarters housing administrative,      May 2002
                                             sales and marketing activities

Heathrow, Florida                 33,107   engineering and customer support activities         May 2003

Canton, Massachusetts             42,600   administrative, research and engineering, and       March 2003
                                             manufacturing facilities

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

Parsippany, New Jersey             8,500   certain data processing operations                  November 2002

San Francisco, California          4,000   office space for the Company's West Coast           December 1999
                                             telecommunications management services

Manchester, England               27,000   administrative, engineering and manufacturing       December 2002
                                             facilities, and the sales and marketing
                                             departments of BVSGL

Cambridge, England                10,200   administrative offices                              September 2001

Wiesbaden, Germany                 5,500   office space for administrative and sales staff     September 2001

Rome, Italy                          700   office space for administrative and sales staff     March 2001

Glattbrugg, Switzerland            2,500   office space for administrative and sales staff     September 1999

Singapore                          1,350   office space for administrative and sales staff     January 1999

    The Company maintains regional sales and support offices in North Olmsted, Ohio; Newington, Connecticut; Orange, Connecticut; Pittsburgh, Pennsylvania; Framingham, Massachusetts; Allendale, Michigan; Temecula, California; Gold River, California; New Brighton, Minnesota; Woodstock, Georgia; Winston-Salem, North Carolina; Charlotte, North Carolina; Carrollton, Texas; Plano, Texas; and Denton, Texas. These facilities are generally subject to short-term leases of one year or less.

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

                                                                             HIGH        LOW
                                                                           ---------  ---------
1997
March 31.................................................................  $   18.00  $   10.50
June 30..................................................................      10.88       6.75
September 30.............................................................      11.63       7.00
December 31..............................................................      12.25       8.38

1996
March 31.................................................................  $   19.00  $   10.50
June 30..................................................................      27.38      17.38
September 30.............................................................      22.50      10.63
December 31..............................................................      16.38      10.88

    Since becoming a public company in 1989, the Company has not paid cash dividends on its common stock, and does not plan to pay cash dividends to its stockholders in the near future. The Company is not bound by any contractual terms that prohibit or restrict the payment of dividends; however, the Company presently intends to retain its earnings to finance future growth of its business.

    As of February 20, 1998, the Company had 461 stockholders of record, excluding individual participants in security position listings.

    On December 12, 1997, the Company and AT&T Corp. ("AT&T") entered into a Purchase Agreement pursuant to which AT&T will purchase from the Company certain telecommunications products, software and services over a period of up to four years. As partial consideration for the Agreement, AT&T acquired a warrant to purchase up to 1,400,000 shares of the Company's common stock at an exercise price of $11.00 per share, subject to adjustment under certain circumstances. The warrant was issued in a transaction negotiated by the Company and AT&T and is believed to be exempt from the registration provisions of the Securities Act of 1933 under Section 4(2) thereof.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table contains certain selected financial data which should be read in conjunction with the Company's financial statements and notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations. The selected financial data have been derived from the financial statements of the Company audited by Arthur Andersen LLP, independent public accountants, except for the balance sheet and statement of operations data as of and for the years ended December 31, 1994 and 1993. The balance sheet and statement of operations data as of and for the years ended December 31, 1994 and 1993 have been restated by the Company to reflect the TSL Merger, and are derived from the financial statements of the Company audited by Arthur Andersen LLP and the financial statements of the TSL Companies as of and for the years ended December 31, 1994 and 1993, audited by Ernst & Young LLP, independent accountants.

                                                                                  YEARS ENDED DECEMBER 31,
                                                            --------------------------------------------------------------------
                                                                1997          1996          1995          1994          1993
                                                            ------------  ------------  ------------  ------------  ------------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenues................................................  $    119,849  $    110,409  $     97,078  $     79,940  $     56,412
  Operating income (loss).................................        (8,584)       11,699         5,708         6,005        (1,606)
  Net income (loss).......................................        11,682         8,555         3,950         4,425        (1,303)
  Diluted earnings (loss) per share.......................           .97           .71           .33           .38          (.12)
  Weighted average shares used in computation.............        12,068        12,127        11,922        11,526        11,068

BALANCE SHEET DATA:
  Working capital.........................................  $     51,046  $     37,558  $     26,934  $     23,772  $     20,918
  Total assets............................................       105,030        74,882        58,832        51,888        41,328
  Long term debt..........................................       --            --            --            --              1,040
  Stockholders' equity....................................        70,114        54,181        40,446        35,547        29,655

    The 1997 results included a pre-tax gain of $29,091,000 relating to the sale of the Company's electronic publishing business, which was consummated on October 30, 1997, and restructuring, relocation and reengineering charges of $10,980,000. The 1995 results include costs associated with the acquisition of the TSL Companies of $8,670,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission, including this Form 10-K report, may contain certain "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). The words "expects," "anticipates," "believes" and similar words generally signify a "forward-looking" statement. These forward-looking statements are made pursuant to the safe harbor provisions of the Act. The reader is cautioned that all forward-looking statements are necessarily speculative and that there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. Such risks and uncertainties include those inherent generally in the voice processing and telecommunications consulting industries, such as product demand, pricing, market acceptance, reliance on significant customers, intellectual property rights, risks in product and technology developments, and other risk factors detailed in the section below entitled "Certain Factors to be Considered". The Company undertakes no obligation to publicly revise any forward-looking statement due to changes in circumstances after the date of this report, or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

    The Company derives revenue from the sale of voice processing and call processing systems to domestic and international customers and the provision of services related to the operation of these systems, as well as the provision of telecommunications management services. The Company's systems products can be divided into two categories: those that increase its customers' revenues through increased subscription or user fees ("network systems"), and those that reduce customers' costs or improve the efficiency of services provided to end user customers ("business systems").

    Total revenues increased $9,440,000, or 8.6%, in 1997 and increased $13,331,000, or 13.7%, in 1996. The increase in 1997 was due primarily to increased system sales to new and existing customers, as well as increases in managed services and service contract and repair revenue. The increase in 1996 was due primarily to increased system sales as well as an increase in service contract and repair revenue, offset by a decrease in managed services.

    Systems revenues increased $5,364,000, or 8.4%, for the year ended December 31, 1997 and increased $11,283,000, or 21.4%, for the year ended December 31, 1996. Network systems revenues increased while business systems revenues decreased as shown in the following table:

                                                                        SYSTEMS REVENUES                % INCREASE (DECREASE)
                                                                    YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------  --------------------------
                                                                1997          1996          1995          1997          1996
                                                            ------------  ------------  ------------     ------        -----
                                                                         (IN THOUSANDS)
Business Systems..........................................  $     22,948  $     27,480  $     23,647         (16.5)%         16.2%
Network Systems...........................................        46,396        36,500        29,050          27.1%         25.6%
                                                            ------------  ------------  ------------
Total.....................................................  $     69,344  $     63,980  $     52,697           8.4%         21.4%
                                                            ------------  ------------  ------------
                                                            ------------  ------------  ------------

    Business systems revenue consists principally of sales of interactive voice response ("IVR"), audiotex or electronic publishing, and small voice messaging systems for use in conjunction with a corporation's PBX. The decrease of $4,532,000, or 16.5%, for the year ended December 31, 1997 was primarily due to a reduction in the number of systems shipped to new and existing customers. The Company believes this decline is primarily due to delays in purchasing upgrades by existing customers for the Company's IVR equipment, the discontinuation of sales of small voice messaging systems during late 1996, and to a decline in sales of the Company's audiotex systems. The Company believes that many of its audiotex customers have shifted their emphasis from audiotex to Internet or other on-line systems and services, and that future sales of audiotex systems will become increasingly more difficult to obtain. The Company's decision to discontinue sales of its customer premises voice messaging systems was based primarily upon the Company's small market share for this type of system and the increasing cost of remaining competitive in the voice messaging marketplace. The Company has elected to concentrate its efforts on the IVR and CTI markets, which the Company believes have the best potential for future growth in both the domestic and international marketplace. The increase of $3,833,000, or 16.2%, for the year ended December 31, 1996 was primarily due to continued expansion of the voice processing market as these types of systems have become a more accepted means of disseminating information to callers.

    Network systems revenues, consisting of sales of network-based voice messaging systems, voice activated dialing and prepaid calling systems, increased $9,896,000, or 27.1%, for the year ended December 31, 1997 and $7,450,000, or 25.6%, for the year ended December 31, 1996. These increases are due primarily to continued purchases by existing customers, as well as expansion of the Company's customer base in the European and Pacific Rim markets. The Company believes that international markets are behind the United States in terms of market penetration of voice processing systems and intends to devote additional resources to exploit these markets.

    The Company's systems sales are dependent upon continued orders by existing customers, orders from new customers and development of new products. There can be no assurance that the Company will be able to increase or maintain its market share in the future or to sustain recent growth rates.

    Services revenues increased $4,076,000, or 8.8%, for the year ended December 31, 1997 and increased $2,048,000, or 4.6%, for the year ended December 31, 1996, principally due to increased service contract and repair revenues. The breakdown of services revenues is shown in the following table:

                                                                       SERVICES REVENUES                % INCREASE (DECREASE)
                                                                    YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------  --------------------------
                                                                1997          1996          1995          1997          1996
                                                            ------------  ------------  ------------     ------        ------
                                                                         (IN THOUSANDS)
Telecommunication management services.....................  $     16,476  $     16,243  $     15,791           1.4%          2.9%
Service contract and repair...............................        15,343        13,407        11,065          14.4%         21.2%
Managed services..........................................        13,769        11,058        12,280          24.5%        (10.0)%
Information services......................................         4,917         5,721         5,245         (14.1)%          9.1%
                                                            ------------  ------------  ------------
Total.....................................................  $     50,505  $     46,429  $     44,381           8.8%          4.6%
                                                            ------------  ------------  ------------
                                                            ------------  ------------  ------------

    Telecommunications management services consists of three principal products: software and managed services, professional services and billing verification services. Revenues increased $233,000, or 1.4%, for the year ended December 31, 1997 and $452,000, or 2.9%, for the year ended December 31, 1996. Software and managed services revenues increased by $2,098,000, or 44.3%, for the year ended December 31, 1997, and $1,463,000, or 44.7%, for the year ended December 31, 1996, primarily due to an increase in the number of customers utilizing the Company's software services. Professional services revenues increased $1,112,000, or 23.4%, for the year ended December 31, 1997 and decreased $461,000, or 8.9%, for the year ended December 31, 1996. Professional services increased in 1997 due primarily to the greater focus on providing operations management. Billing verification revenues decreased $2,977,000, or 44.1%, for the year ended December 31, 1997, and $550,000, or 7.5%, for the year ended December 31, 1996. The Company's billing verification revenues are characterized by a small number of large refunds, the timing of which is difficult to predict. The decline in revenues for 1997 and 1996 reflect the lack of large refunds similar to those received during 1995. Because these large refunds have relatively low incremental costs of sale, the presence or absence of such refunds has a significant affect on the Company's financial performance. The Company continues to pursue large billing verification contracts, but is unable to predict the success of its efforts in this area. The Company is currently evaluating the strategic significance of its telecommunications management business, and because of the inconsistent results experienced during the last twelve months, may choose to sell or otherwise dispose of all or a portion of this business.

    Service contract and repair revenue increased $1,936,000, or 14.4%, for the year ended December 31, 1997 and $2,342,000, or 21.2%, for the year ended December 31, 1996. The increases are due primarily to an increase in the installed base of customers who subscribe to quarterly or annual maintenance contracts.

    Managed services revenues have consisted of the following products or service lines during the three years ended December 31, 1997:

    - Person-to-Person voice personals

    - 900 voice personals

    - Electronic publishing services

    - TeleRent

    - Enhanced network services

    The fluctuations in revenue are primarily the result of the discontinuation of the Person-to-Person product at the end of the third quarter in 1995 and the sale of the "900 voice personals" product line in July 1996. As a result of the sale of its electronic publishing and information services business on October 30, 1997, managed services in 1998 will consist primarily of TeleRent services and enhanced network services.

    Information services revenue decreased $804,000, or 14.1%, for the year ended December 31, 1997 compared to an increase of $476,000, or 9.1%, for the year ended December 31, 1996. Information services revenue was minimal during the fourth quarter of 1997 due to the sale of certain of the assets of the electronic publishing business which was consummated on October 30, 1997. The Company will record no revenue from information services in 1998.

    Cost of systems sales increased $4,278,000, or 15.4%, for the year ended December 31, 1997 and $4,920,000, or 21.6%, for the year ended December 31, 1996. As a percentage of systems sales, actual costs increased to 46.2% in 1997, compared to 43.3% for both 1996 and 1995. Actual costs increased due primarily to an increase in the number of systems shipped by the Company. The increases as a percentage of revenues are due primarily to an increase in pass-through sales, a decline in software content and a greater presence of international sales, which have historically had lower gross margins than domestic sales.

    Cost of services increased $4,893,000, or 20.5%, for the year ended December 31, 1997 and $1,622,000, or 7.3%, for the year ended December 31, 1996. As a percentage of services revenues, costs increased to 57.0% in 1997, compared to 51.4% in 1996 and 50.1% in 1995. These increases were due primarily to an expansion of the infrastructure of the telecommunications management services business. The decline in margins was due principally to a shift in the revenue mix from predominantly billing verification revenue to lower margin software and managed services and professional services revenue.

    Research and engineering expenses increased $1,795,000, or 16.0%, for the year ended December 31, 1997 and $2,721,000, or 31.9%, for the year ended December 31, 1996. The increases in expenditures are due to an increase in staff dedicated to designing new products and enhancing existing products. As a percentage of revenue, these expenses increased to 10.9% in 1997, compared to 10.2% in 1996 and 8.8% in 1995. The Company's annual expense budgeting is based upon projected resources needed to support anticipated revenues during future periods, and is relatively fixed in the short term. As a result, expenditures as a percentage of revenue may be impacted by short-term revenue fluctuations. The Company believes that it must continue to increase spending on research and engineering activities in absolute terms in order to remain competitive in the voice processing market. Such expenses could continue to increase as a percentage of revenues as well.

    Selling, general and administrative expenses increased $7,777,000, or 21.7%, for the year ended December 31, 1997 and $6,707,000, or 23.0%, for the year ended December 31, 1996. The increases in expenditures during both periods are primarily the result of actions taken throughout 1996 to increase sales and marketing activities in Europe, including the expansion of the European sales and marketing staff, the addition of offices in France and the Netherlands, and the relocation of the Company's Manchester, England facility in October 1996. Expenditures related to these activities affected expense levels for all of 1997 compared to only a portion of the year during 1996. As a percentage of revenues, these expenses increased to 36.4% in 1997, compared to 32.5% in 1996 and 30.0% in 1995. The Company is continuing to expand its international and domestic sales and marketing efforts.

    The Company has recorded charges of $10,980,000 for the year ended December 31, 1997, related to the restructuring of the Company's operations and the relocation of its headquarters to Heathrow, Florida. Included in the charge was approximately $3,327,000 in asset impairments as a result of the Company's decision to discontinue certain product lines and abandon certain assets, and the reevaluation of the net realizable value of certain intangible assets. The Company also recorded severance costs of approximately $1,614,000 relating to the elimination of certain product lines, the closing of its Dallas, Texas facility and the transfer of certain functions from its facilities in Wichita, Kansas and Canton, Massachusetts to its new headquarters in Heathrow. Concurrent with the restructuring, the Company initiated a process reengineering effort which led to the selection and commencement of implementation of certain new management information systems for which the Company has recorded charges of approximately $2,718,000. Additionally, costs consisting principally of moving expenses, temporary labor and travel amounted to approximately $3,321,000 during the year ended December 31, 1997.

    The effective income tax rate for the year ended December 31, 1997 was 42.4%, compared to 27.9% in 1996 and 35.9% in 1995. The variances from the expected combined statutory rate for 1997 is due primarily to the provision for state income taxes and utilization of certain credit carryforwards. The variance from the expected combined statutory rate in 1996 and 1995 was primarily due to a reduction of the Company's deferred tax valuation allowance, and utilization of net operating losses and credit carryforwards acquired through the Company's 1993 merger with Perception Technology Corporation.

    On October 30, 1997, the Company consummated the sale of certain assets used in its electronic publishing business for $35,000,000 in cash. The business sold includes: i) the management of audiotex systems installed on customers' premises; ii) the creation and transmission by satellite of information for access by telephone callers; iii) the creation and provision of a variety of information for yellow pages publishers over the Internet; iv) the sale of advertising sponsorships to various categories of audiotex information made available through yellow pages publishers' audiotex systems; and v) advertiser management services provided on behalf of yellow pages publishers whereby advertising entities are contacted from an outbound call center for periodic updating of their audiotex sponsorships and advertisements.

    The Company elected to sell this business because it believed that, while profitable, the growth prospects for electronic publishing were limited. Further, the Company intends to focus on fewer, but larger market opportunities in the voice processing industry. Finally, the Company was able to use the proceeds to retire all of its short-term debt and significantly increase working capital and stockholders' equity. Revenues associated with this business were $11,200,000 for the year ended December 31, 1997, and are included under services revenues in the accompanying financial statements.

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

    On December 18, 1997, the Company announced that it had signed an agreement with AT&T Corp. to provide enhanced telecommunications products. The initial order under this contract was for approximately $25 million, and represents the largest single contract in the Company's history. Fulfillment of this contract is expected to begin during the second quarter of 1998 and will require extensive software development, integration and testing. The success of this project is largely dependent upon the Company's ability to hire and retain the personnel necessary to complete the development. The contract provides for substantial financial penalties in the event that the product is not timely delivered, causes a network outage or fails to meet service availability requirements. Therefore, the failure of the Company to fulfill its obligations under this contract would be expected to materially and adversely affect the Company's operating results and financial condition. Further, the magnitude of the development required may preclude the Company from completing other development activities that may be planned.

    The Company is in the process of developing a plan to identify and resolve all of the Company's issues relating to the "Millennium Bug". This issue arises because of date sensitive software programs which use two digits to define the applicable year, resulting in interpretation of a date using "00" as the year 1900 rather than 2000. This could result in miscalculations or a major system failure.

    This issue affects the Company's internal information systems and could impact software systems sold and delivered to customers. During 1997, the Company began the conversion of its accounting, inventory, manufacturing control and human resources systems to a "Year 2000" compliant system. The Company anticipates that this process will be completed during 1998. Concurrently, the Company will conduct a review of all of its software systems and products provided to customers to determine what impact this issue will have on products currently being produced, as well as those systems that have been sold during the last several years. The Company believes that the products it sells will not require significant modification in order to become Year 2000 compliant and that the costs to do so will not be material. However, if such modifications and conversions are not made, or not completed in a timely manner, this issue could materially and adversely affect the Company's operating results and financial condition.

    On October 30, 1997, the Company sold certain assets used in its electronic publishing business because the Company believed that the potential revenue and earnings growth in this business was smaller than for other opportunities available to the Company. The electronic publishing business represented a large part of the Company's earnings in 1996 and 1997, and because the business sold was primarily recurring service revenues, was much more predictable than many of the other businesses in which the Company engages. The Company has elected to focus on the CTI/IVR and enhanced network services markets which, while offering more growth potential, also subject the Company to greater volatility and unpredictability in the Company's operating results.

    The Company's success is largely dependent upon its ability to attract and retain qualified employees, especially technical employees and executives. There exists substantial competition for highly qualified personnel and there can be no assurance that the Company will be successful in hiring and retaining the required personnel. The Company has experienced some attrition in its work force as a result of the relocation of its headquarters to Heathrow.

    For quality control, ease of development and purchasing efficiencies, the Company has elected to purchase components from one supplier. Although the Company has been able to obtain supplies of these components in a timely manner, the interruption in supply of any of these components could have an adverse impact on the Company's revenues and operating results. While the Company believes that other suppliers could provide required components in the event of an interruption in supply, a change in suppliers could cause a delay in manufacturing and a possible loss of sales, which would adversely affect operating results.

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

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1997, the Company had a current ratio of 2.5 to 1, and working capital of $51,046,000, compared to a current ratio of 2.8 to 1 and working capital of $37,558,000 at December 31, 1996.

    Cash flows from operating activities utilized net cash of $10,181,000 for the year ended December 31, 1997, principally due to the restructuring, relocation and reengineering activities undertaken during the year, and increases in accounts receivable and inventory. The increase in accounts receivable was due to a greater proportion of sales to international customers, which typically have longer payment and collection cycles. The increase in inventory was primarily due to an increase in purchased parts in anticipation of increased system sales. These activities were funded primarily through borrowings against the Company's bank line of credit.

    On October 30, 1997, the Company consummated the sale of certain assets of its electronic publishing division. Proceeds from the sale were $35,000,000, a portion of which was used to retire the short-term borrowings under the Company's line of credit. The remainder of the funds was added to working capital and will be used for general corporate purposes. The Company also received an initial payment of $9,000,000 under a contract entered into with AT&T in late 1997. As a result of these transactions, the Company's cash and cash equivalents increased from $8,084,000 at December 31, 1996, to $26,979,000 at December 31, 1997.

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

    The Company maintains a $10,000,000 unsecured line of credit that is used from time to time to fund short-term cash requirements. There were no borrowings outstanding under the line as of December 31, 1997.

    In February 1998, the Company signed a lease for 33,107 square feet of office space located at 701 International Parkway, Heathrow, Florida. The lease commences on April 1, 1998 and expires on May 31, 2003. Annualized lease payments will be approximately $630,000. The Company has no other significant capital commitments not reflected in the accompanying financial statements and believes that current working capital, funds provided from future operations, and its current line of credit will be sufficient to fund the Company's capital requirements for at least the next twelve months.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                              PAGE
                                                                                                            ---------
Report of Independent Public Accountants..................................................................         24
Consolidated Balance Sheets as of December 31, 1997 and 1996..............................................         25
Consolidated Statements of Income for the Years Ended
  December 31, 1997, 1996 and 1995........................................................................         26
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1997, 1996 and 1995............................................................         27
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997, 1996 and 1995........................................................................         28
Notes to Consolidated Financial Statements................................................................         29
Supplemental Schedules:
  Schedule II--Valuation and Qualifying Accounts..........................................................         40

Note: Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statements or notes thereto.

                              ARTHUR ANDERSEN LLP
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of

Brite Voice Systems, Inc.:

    We have audited the accompanying consolidated balance sheets of Brite Voice Systems, Inc., (a Kansas corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Brite Voice Systems, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

    Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                          Arthur Andersen LLP

Kansas City, Missouri,
February 10, 1998

                           BRITE VOICE SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                     ASSETS

                                                                                               1997        1996
                                                                                            ----------  ----------
                                                                                                (IN THOUSANDS,
                                                                                              EXCEPT SHARE DATA)
CURRENT ASSETS
  Cash and cash equivalents...............................................................  $   26,979  $    8,084
  Accounts receivable, less allowance for doubtful accounts:
    1997--$1,366; 1996--$471..............................................................      36,457      35,067
  Inventories (Note 4)....................................................................      13,788      12,507
  Prepaid expenses and other (Note 7).....................................................       8,738       2,601
                                                                                            ----------  ----------
    Total Current Assets..................................................................      85,962      58,259
                                                                                            ----------  ----------
PROPERTY AND EQUIPMENT
  Land, building and improvements.........................................................       3,074       3,074
  Furniture and equipment.................................................................      17,319      23,430
                                                                                            ----------  ----------
                                                                                                20,393      26,504
  Less accumulated depreciation...........................................................      (7,163)    (12,204)
                                                                                            ----------  ----------
                                                                                                13,230      14,300
                                                                                            ----------  ----------
OTHER ASSETS (Note 3).....................................................................       5,838       2,323
                                                                                            ----------  ----------
    TOTAL ASSETS..........................................................................  $  105,030  $   74,882
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable........................................................................  $   10,552  $   10,539
  Accrued salaries and wages..............................................................       2,975       1,974
  Other accrued expenses..................................................................       3,578       1,512
  Deferred revenue........................................................................       5,022       2,063
  Customer deposits.......................................................................      11,530       3,526
  Income taxes payable....................................................................       1,259       1,087
                                                                                            ----------  ----------
    Total Current Liabilities.............................................................      34,916      20,701
                                                                                            ----------  ----------
COMMITMENTS AND CONTINGENCIES (Notes 6 and 10)............................................      --          --

STOCKHOLDERS' EQUITY (Note 8)
  Preferred stock, no par value; authorized 10,000,000 shares; none outstanding...........      --          --
  Common stock, no par value; authorized 30,000,000 shares; outstanding 1997--12,032,280
    shares; 1996--11,829,595 shares.......................................................      43,714      38,417
  Retained earnings.......................................................................      26,620      14,938
  Cumulative foreign currency translation adjustment......................................        (220)        826
                                                                                            ----------  ----------
    Total Stockholders' Equity............................................................      70,114      54,181
                                                                                            ----------  ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........................................  $  105,030  $   74,882
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                       See Notes to Financial Statements

                           BRITE VOICE SYSTEMS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                             1997        1996        1995
                                          ----------  ----------  ----------
                                          (IN THOUSANDS, EXCEPT SHARE DATA)
REVENUES
  Systems...............................  $   69,344  $   63,980   $  52,697
  Services..............................      50,505      46,429      44,381
                                          ----------  ----------  ----------
                                             119,849     110,409      97,078
                                          ----------  ----------  ----------
COSTS AND EXPENSES
  Cost of sales:
    Systems.............................      32,007      27,729      22,809
    Services............................      28,764      23,871      22,249
  Research and engineering..............      13,036      11,241       8,520
  Selling, general and administrative...      43,646      35,869      29,162
  Restructuring, relocation and
    reengineering (Note 10).............      10,980      --          --
  Merger and other costs (Notes 2 and
    3)..................................      --          --           8,630
                                          ----------  ----------  ----------
                                             128,433      98,710      91,370
                                          ----------  ----------  ----------
INCOME (LOSS) FROM OPERATIONS...........      (8,584)     11,699       5,708
                                          ----------  ----------  ----------
OTHER INCOME (EXPENSE)
  Gain on sale of electronic publishing
    assets (Note 2).....................      29,091      --          --
  Interest income.......................         537         432         265
  Interest expense......................        (566)        (80)        (18)
  Other, net............................        (198)       (192)        205
                                          ----------  ----------  ----------
                                              28,864         160         452
                                          ----------  ----------  ----------
INCOME BEFORE INCOME TAXES..............      20,280      11,859       6,160

INCOME TAX PROVISION (Note 7)...........       8,598       3,304       2,210
                                          ----------  ----------  ----------
NET INCOME..............................  $   11,682  $    8,555   $   3,950
                                          ----------  ----------  ----------
                                          ----------  ----------  ----------
BASIC EARNINGS PER SHARE (Note 1).......  $     0.98  $     0.73   $    0.35
                                          ----------  ----------  ----------
                                          ----------  ----------  ----------
DILUTED EARNINGS PER SHARE (Note 1).....  $     0.97  $     0.71   $    0.33
                                          ----------  ----------  ----------
                                          ----------  ----------  ----------

                       See Notes to Financial Statements

                           BRITE VOICE SYSTEMS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                            CUMULATIVE
                                                                                              FOREIGN
                                                                                             CURRENCY
                                                                       COMMON    RETAINED   TRANSLATION
                                                                        STOCK    EARNINGS   ADJUSTMENT     TOTAL
                                                                      ---------  ---------  -----------  ---------
                                                                                     (IN THOUSANDS)
Balance, December 31, 1994..........................................  $  33,404  $   2,358   $    (215)  $  35,547
  Net income........................................................     --          3,950      --           3,950
  Issuance of shares for pooling transaction........................          1         75      --              76
  Issuance of common stock..........................................        733     --          --             733
  Non-qualified stock option compensation...........................          5     --          --               5
  Tax benefit of stock option transactions..........................        234     --          --             234
  Foreign currency translation adjustment...........................     --         --             (99)        (99)
                                                                      ---------  ---------  -----------  ---------
Balance, December 31, 1995..........................................     34,377      6,383        (314)     40,446
  Net income........................................................     --          8,555      --           8,555
  Issuance of common stock..........................................      3,970     --          --           3,970
  Tax benefit of stock option transactions..........................         70     --          --              70
  Foreign currency translation adjustment...........................     --         --           1,140       1,140
                                                                      ---------  ---------  -----------  ---------
Balance, December 31, 1996..........................................     38,417     14,938         826      54,181
  Net income........................................................     --         11,682      --          11,682
  Issuance of common stock..........................................      1,197     --          --           1,197
  Stock warrant.....................................................      4,042     --          --           4,042
  Tax benefit of stock option transactions..........................         58     --          --              58
  Foreign currency translation adjustment...........................     --         --          (1,046)     (1,046)
                                                                      ---------  ---------  -----------  ---------
Balance, December 31, 1997..........................................  $  43,714  $  26,620   $    (220)  $  70,114
                                                                      ---------  ---------  -----------  ---------
                                                                      ---------  ---------  -----------  ---------

                       See Notes to Financial Statements

                           BRITE VOICE SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                      1997       1996       1995
                                                                                   ----------  ---------  ---------
                                                                                            (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.....................................................................  $   11,682  $   8,555  $   3,950
  Items not requiring (providing) cash:
    Depreciation and amortization................................................       3,943      3,845      3,677
    (Gain) loss on disposition of assets.........................................     (29,568)       162     --
    Non-qualified stock option compensation......................................      --         --              5
    Restructuring and reengineering charges......................................       6,114     --         --
  Changes in:
    Accounts receivable..........................................................      (2,365)    (5,437)    (9,006)
    Inventories..................................................................      (2,341)    (1,364)    (2,231)
    Accounts payable and accrued expenses........................................         (26)     1,127      1,955
    Other current assets and liabilities.........................................       2,380      1,273      1,132
                                                                                   ----------  ---------  ---------
      Net cash provided by (used in) operating activities........................     (10,181)     8,161       (518)
                                                                                   ----------  ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment, net........................................      (4,714)    (6,421)    (5,600)
  Proceeds from sale of property.................................................      35,016        411     --
  Proceeds from maturity of temporary investments................................      --         --          8,580
  Purchase of temporary investments..............................................      --         --         (3,379)
  Increase (decrease) in other assets............................................      (1,588)      (756)        29
  Net cash received from business acquisitions...................................      --         --             44
                                                                                   ----------  ---------  ---------
      Net cash provided by (used in) investing activities........................      28,714     (6,766)      (326)
                                                                                   ----------  ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock.......................................................         827      3,970        733
  Proceeds from shareholder loans................................................      --         --          2,267
  Principal payments on debt.....................................................      --           (551)    (4,428)
                                                                                   ----------  ---------  ---------
      Net cash provided by (used in) financing activities........................         827      3,419     (1,428)
                                                                                   ----------  ---------  ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH..........................................        (465)      (135)       (99)
                                                                                   ----------  ---------  ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................................      18,895      4,679     (2,371)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.....................................       8,084      3,405      5,776
                                                                                   ----------  ---------  ---------

CASH AND CASH EQUIVALENTS, END OF YEAR...........................................  $   26,979  $   8,084  $   3,405
                                                                                   ----------  ---------  ---------
                                                                                   ----------  ---------  ---------

                       See Notes to Financial Statements

                           BRITE VOICE SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND PRINCIPLES OF CONSOLIDATION

    Brite Voice Systems, Inc. (the "Company" or "Brite") designs, integrates, assembles, markets and supports voice processing systems and services which incorporate audiotex, voice processing, voice recognition, voice/facsimile messaging and interactive computer applications into customized market solutions. The Company also offers a broad array of telecommunications consulting services.

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates included in these financial statements include allowances for uncollectible accounts and obsolete inventory, and warranty and other accrued liabilities.

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

REVENUE RECOGNITION

    Revenues from the sale of systems generally are recognized upon shipment. Software revenue is recognized in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 91-1, Software Revenue Recognition. Revenues from maintenance contracts for installed systems are recognized ratably over the service period. Revenues from service bureau operations

                           BRITE VOICE SYSTEMS, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) and consulting services are recognized when the services are provided. Revenues from billing verification services are recognized when claim proceeds are received from the telecommunications provider.

    During 1997, the AICPA issued SOP 97-2, Software Revenue Recognition, which is effective for transactions entered into in fiscal years beginning after December 15, 1997, and supersedes SOP 91-1. Management does not anticipate that the implementation of the guidance set forth in SOP 97-2 will have a material impact on its current revenue recognition policies.

CREDIT RISK

    The Company extends unsecured credit to customers throughout the United States and in certain foreign countries.

INCOME TAXES

    The Company accounts for income taxes using an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company considers all expected future events other than enactments of changes in the tax law or rates. Changes in tax laws or rates will be recognized in the years in which they occur. (See Note 7.)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT

    Financial statements of the Company's foreign subsidiaries have been translated into U.S. dollars at current and average exchange rates. Resulting translation adjustments are recorded as a separate component of stockholders' equity. Any transaction gains or losses are included in the accompanying consolidated statements of income.

REENGINEERING COSTS

    The Company accounts for costs incurred on business process reengineering and information technology transformation in accordance with Emerging Issues Task Force ("EITF") Issue No. 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project that Combines Business Process Reengineering and Information Technology Transformation. EITF Issue No. 97-13 requires that the costs of business process reengineering activities be expensed as incurred.

EARNINGS PER SHARE

    The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" in 1997. The Company adopted the new standard in 1997 and restated all prior-period earnings per share data presented. Diluted earnings per share includes the effects of common stock equivalents to the extent that they are dilutive.

                           BRITE VOICE SYSTEMS, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Following is a reconciliation of the weighted average shares used to compute basic and diluted earnings per share (in thousands):

                                                                       YEAR ENDED DECEMBER 31,
                                                                   -------------------------------
                                                                     1997       1996       1995
                                                                   ---------  ---------  ---------
Basic weighted average shares outstanding........................     11,865     11,717     11,441
Options..........................................................        203        410        484
                                                                   ---------  ---------  ---------
Diluted weighted average shares outstanding......................     12,068     12,127     11,925
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

ACCOUNTING FOR STOCK OPTIONS

    The Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock Based Compensation". The Company has continued to record compensation expense in accordance with APB No. 25. The Company has adopted SFAS No. 123 by making the required pro forma disclosures. (See Note 8).

NOTE 2:  ACQUISITIONS AND DISPOSITIONS

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

    Prior to the TSL Merger, the TSL Companies elected to be taxed as S corporations under the Internal Revenue Code. This election eliminates federal income taxes at the corporate level, as a result of which the TSL Companies' profits were included in the income tax returns of their stockholders for all periods through the date of the TSL Merger. Accordingly, the TSL Companies distributed the majority of their taxable earnings in the form of additional compensation to officers and stockholders. Distributions in excess of the salary and bonus amounts contracted for in the employment agreements entered into between the Company and certain of the TSL stockholders, were $4,303,000 for the period ended August 8, 1995. No adjustments have been made to the provision for income taxes to reflect the impact had the TSL Companies been subject to federal income taxes as the adjustment is immaterial. Merger costs of $3,509,000, consisting of brokerage, legal and other professional fees associated with the consummation of the TSL Merger, were charged to expense during 1995. Also included in Merger and other costs in 1995 was $818,000, representing prepaid royalties and the net book value of certain equipment related to the discontinuation of one of the Company's product lines at the time of the TSL Merger.

    On October 30, 1997, the Company consummated the sale of certain assets used in its electronic publishing business for $35,000,000 in cash. The business sold includes: i) the management of audiotex systems installed on customers' premises; ii) the creation and transmission by satellite of information for access by telephone callers; iii) the creation and provision of a variety of information for yellow pages publishers over the Internet; iv) the sale of advertising sponsorships to various categories of audiotex

                           BRITE VOICE SYSTEMS, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 2: ACQUISITIONS AND DISPOSITIONS (CONTINUED) information made available through yellow pages publishers' audiotex systems; and v) advertiser management services provided on behalf of yellow pages publishers whereby advertising entities are contacted from an outbound call center for periodic updating of their audiotex sponsorships and advertisements. The Company recorded a gain on the sale of $29,091,000.

NOTE 3:  OTHER ASSETS

    Other Assets consist of the following (in thousands):

                                                                               1997       1996
                                                                             ---------  ---------
Goodwill...................................................................  $     322  $     898
Deferred tax asset.........................................................        961        581
Stock warrant (Note 8).....................................................      4,042     --
Prepaid licenses and other.................................................        819      1,289
                                                                             ---------  ---------
                                                                                 6,144      2,768
Accumulated amortization...................................................       (306)      (445)
                                                                             ---------  ---------
                                                                             $   5,838  $   2,323
                                                                             ---------  ---------
                                                                             ---------  ---------

    Goodwill and other intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets or the specific contract term, which range from three to 10 years. Amortization expense was $149,000, $248,000 and $619,000 in 1997, 1996 and 1995, respectively.

NOTE 4:  INVENTORIES

    Inventories consist of the following (in thousands):

                                                                            1997       1996
                                                                          ---------  ---------
Purchased parts.........................................................  $   5,417  $   4,060
Work in progress........................................................      5,401      5,581
Finished goods..........................................................      2,970      2,866
                                                                          ---------  ---------
                                                                          $  13,788  $  12,507
                                                                          ---------  ---------
                                                                          ---------  ---------

NOTE 5:  LINE OF CREDIT

    The Company maintains a $10,000,000 unsecured line of credit that is used from time to time to fund short-term cash requirements. The agreement stipulates annual reviews are to be made on June 30 of each year. Borrowings bear interest at 30 days LIBOR plus 100 basis points, with no commitment fee required. There were no borrowings outstanding under the line as of December 31, 1997.

                           BRITE VOICE SYSTEMS, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 6:  LEASES

    The Company leases office space under noncancelable agreements expiring at various times through 2006. Future minimum rental payments under these operating leases are as follows (in thousands):

1998................................................................  $   2,011
1999................................................................      1,647
2000................................................................      1,521
2001................................................................      1,436
2002................................................................      1,025
Thereafter..........................................................      2,162
                                                                      ---------
                                                                      $   9,802
                                                                      ---------
                                                                      ---------

    Rent expense under the above agreements was $2,295,000, $1,544,000 and $1,023,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 7:  INCOME TAXES

    The income tax provision includes the following (in thousands):

                                                                     YEAR ENDED DECEMBER 31,
                                                                 -------------------------------
                                                                   1997       1996       1995
                                                                 ---------  ---------  ---------
Taxes currently payable:
  Federal......................................................  $   8,465  $   2,971  $   1,804
  State........................................................      1,860        591        355
  Foreign......................................................        (37)       791        651
Deferred taxes.................................................     (1,690)    (1,049)      (600)
                                                                 ---------  ---------  ---------
                                                                 $   8,598  $   3,304  $   2,210
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

    United States income taxes have not been provided on the cumulative undistributed earnings of the Company's foreign subsidiaries of $4,021,000 at December 31, 1997. It is intended that these earnings will be permanently invested in operations outside the United States.

                           BRITE VOICE SYSTEMS, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 7:  INCOME TAXES (CONTINUED)
    A reconciliation of income tax expense at the statutory rate to income tax expense at the Company's effective rate, is as follows (in thousands):

                                                                      YEAR ENDED DECEMBER 31,
                                                                  -------------------------------
                                                                    1997       1996       1995
                                                                  ---------  ---------  ---------
Tax expense at the statutory rate...............................  $   7,098  $   4,075  $   2,095
Effect of foreign tax rates.....................................        (84)        50          8
Increase (decrease) in taxes resulting from:
  Merger costs..................................................     --         --          1,130
  State income taxes, net of federal benefit....................      1,451        390        234
  Foreign sales corporation benefit.............................        (25)       (34)       (54)
  Utilization of net operating loss carryforward................         --         --       (321)
  Utilization of credit carryforwards...........................         67        (48)      (278)
  Reduction of valuation allowance..............................         --     (1,049)      (600)
  Other permanent differences...................................         91        (80)        (4)
                                                                  ---------  ---------  ---------
                                                                  $   8,598  $   3,304  $   2,210
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

    Deferred taxes are determined based on the estimated future tax effect of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Deferred taxes consist of the following (in thousands):

                                                                               1997       1996
                                                                             ---------  ---------
Current deferred taxes
  Gross assets.............................................................  $   2,454  $   1,144
  Gross liabilities........................................................     --         --
                                                                             ---------  ---------
                                                                             $   2,454  $   1,144
                                                                             ---------  ---------
                                                                             ---------  ---------
Noncurrent deferred taxes
  Gross assets.............................................................  $     961  $   1,036
  Gross liabilities........................................................     --           (455)
                                                                             ---------  ---------
                                                                             $     961  $     581
                                                                             ---------  ---------
                                                                             ---------  ---------

                           BRITE VOICE SYSTEMS, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 7:  INCOME TAXES (CONTINUED)
    The tax effect of significant temporary differences representing deferred tax assets and liabilities is as follows (in thousands):

                                                                               1997       1996
                                                                             ---------  ---------
Federal regular tax operating loss, research and development credit,
  investment tax credit and alternative minimum tax credit carryforwards...  $  --      $     719
Depreciation...............................................................       (413)      (455)
Inventory obsolescence reserve.............................................        484        389
Allowance for doubtful accounts............................................        502        151
Accrued vacation pay.......................................................        311        290
Transition reserve.........................................................        989     --
Covenant not to compete....................................................      1,121     --
Other, net.................................................................        421        631
                                                                             ---------  ---------
Net deferred taxes.........................................................  $   3,415  $   1,725
                                                                             ---------  ---------
                                                                             ---------  ---------

NOTE 8:  STOCKHOLDERS' EQUITY

    The Company has four stock option plans: the 1994 Employee Stock Purchase Plan (the "Stock Purchase Plan"), the 1984 Incentive Stock Option Plan (the "1984 Option Plan"), the 1994 Stock Option Plan (the "1994 Option Plan"), and the 1990 Non-Employee Director Stock Option Plan (the "Director Stock Option Plan").

STOCK PURCHASE PLAN

    In 1994, the Board of Directors and stockholders approved the Stock Purchase Plan. Under the Stock Purchase Plan, up to 200,000 shares of common stock of the Company may be sold to employees. Eligible employees may authorize payroll deductions of up to 10 percent of their compensation to purchase shares at the lower of 85 percent of the fair market value of the common stock as of the date of grant (first day of an offering period) or the last day of the six-month offering period. The semi-annual offerings commenced on July 1, 1994. No employee may purchase shares under the Stock Purchase Plan, in any one year, having a fair market value on the offering date of more than $25,000, nor may an employee purchase more than 500 shares in any offering period. During 1997, 63,216 shares were purchased at the weighted average fair value of $6.91. On December 31, 1997, there were 36,487 shares reserved for issuance under the Plan.

STOCK OPTIONS

    In 1994, the Board of Directors and stockholders approved the 1994 Option Plan. A maximum of 1,000,000 shares of common stock was approved under the 1994 Option Plan. During 1997, the Board of Directors and stockholders approved an additional 1,000,000 shares of common stock that may be issued. Options are granted by the Board of Directors at prices not less than fair market value as of the date of grant, generally have a four-year vesting period and expire 10 years after the date of grant. At December 31, 1997, a total of 877,649 shares were available for future grants under the 1994 Option Plan. In addition, options covering 500,000 shares were granted to an executive of the Company during 1996, of

                           BRITE VOICE SYSTEMS, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 8:  STOCKHOLDERS' EQUITY (CONTINUED)
which 100,000 shares vested immediately, with the remaining shares vesting over a three year period. In May 1997, options covering 300,000 of these shares were cancelled and were replaced by a new grant covering 300,000 shares at $8.50 per share, the fair market value on the date of the grant.

    The 1984 Option Plan terminated on December 31, 1994, except as to unexercised options remaining outstanding.

    The Director Stock Option Plan provides for the granting of options to purchase up to 150,000 shares of common stock. Options under this plan are to be granted at prices not less than fair market value as of the date of the grant, and have a three year vesting period. At December 31, 1997, there were options granted to purchase 71,500 shares of common stock at prices ranging from $6.00 to $18.50 per share. At December 31, 1997, 41,000 shares were exercisable.

    Information regarding all outstanding stock options is as follows:

                                                 1997                      1996                      1995
                                       ------------------------  ------------------------  ------------------------
                                         SHARES     WTD AVG EX     SHARES     WTD AVG EX     SHARES     WTD AVG EX
                                         (000S)        PRICE       (000S)        PRICE       (000S)        PRICE
                                       -----------  -----------  -----------  -----------  -----------  -----------
Outstanding, beginning of year.......       2,162    $      13        1,249    $      12          904    $       9
Granted..............................         595            9        1,018           14          434           18
Exercised............................         (91)           5          (67)           7          (52)           6
Cancelled............................        (466)          14          (38)          13          (37)          11
                                            -----                     -----                     -----
Outstanding, end of year.............       2,200           12        2,162           13        1,249           12
                                            -----                     -----                     -----
                                            -----                     -----                     -----
Exercisable, end of year.............         965           12          913           10          752            8
                                            -----                     -----                     -----
                                            -----                     -----                     -----

    The Company accounts for the stock options under APB No. 25, under which no compensation expense has been recognized. Had compensation expense for these plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                          1997          1996          1995
                                                      ------------  ------------  ------------
Net income..........................................  $  9,837,000  $  6,853,000  $  3,544,000
Basic earnings per share............................  $       0.83  $       0.58  $       0.31
Diluted earnings per share..........................  $       0.83  $       0.57  $       0.29

    The resulting pro forma compensation expense for 1997, 1996 and 1995 may not be representative of that to be expected in future years.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: risk free interest rates of 6.39, 5.92 and 6.50, expected lives of 5.30, 7.90 and 7.20 and expected volatility of 65, 65 and 54 percent.

                           BRITE VOICE SYSTEMS, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 8:  STOCKHOLDERS' EQUITY (CONTINUED)
    The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                           OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                            -------------------------------------------------  ----------------------------
                               NUMBER                             WEIGHTED        NUMBER        WEIGHTED
                             OUTSTANDING    WEIGHTED AVERAGE       AVERAGE      EXERCISABLE      AVERAGE
         RANGE OF               AS OF           REMAINING         EXERCISE         AS OF        EXERCISE
     EXERCISE PRICES          12/31/97      CONTRACTUAL LIFE        PRICE        12/31/97         PRICE
--------------------------  -------------  -------------------  -------------  -------------  -------------
          $ 1.250--$ 8.500       699,550             7.59         $    7.49        217,050      $    5.46
          $ 8.750--$11.875       712,455             7.45         $   10.66        226,035      $    9.84
          $12.000--$16.500       577,626             7.38         $   14.97        436,746      $   14.84
          $17.875--$20.000       210,600             7.32         $   19.60         84,800      $   19.61
                            -------------                                      -------------
          $ 1.250--$20.000     2,200,231             7.46         $   11.64        964,631      $   11.98
                            -------------                                      -------------
                            -------------                                      -------------

STOCK WARRANT

    On December 12, 1997, the Company and AT&T Corp. ("AT&T") entered into a Purchase Agreement pursuant to which AT&T will purchase from the Company certain telecommunications products, software and services over a period of up to four years. As partial consideration for the Agreement, AT&T acquired a warrant to purchase up to 1,400,000 shares of the Company's common stock. One third of the warrant was immediately exercisable, with an additional one third becoming exercisable on the first and second anniversaries of this agreement. The warrant has a term of three years from the date it becomes exercisable and has a strike price of $11.00 per share. This warrant was valued at $4,042,000 using the Black-Scholes option pricing model. A corresponding contra amount was recorded in Other Assets, which will be written off in the form of a purchase discount as systems and equipment are delivered to AT&T.

NOTE 9:  EMPLOYEE BENEFIT PLANS

    The Company sponsors defined contribution retirement plans which cover substantially all of its employees in the United States and the United Kingdom. Company contributions to the United Kingdom plan are based on the employee's age, while contributions to the United States plan are a percentage of employee contributions at rates determined by the Board of Directors of the Company. Company contributions to these plans were $1,105,000, $835,000 and $493,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 10:  RESTRUCTURING, RELOCATION AND REENGINEERING CHARGES

    The Company has recorded charges of $10,980,000 for the year ended December 31, 1997, related to the restructuring of the Company's operations and the relocation of its headquarters to Heathrow, Florida. Included in the charge was approximately $3,327,000 in asset impairments as a result of the Company's decision to discontinue certain product lines and abandon certain assets, and the reevaluation of the net realizable value of certain intangible assets. The Company also recorded severance costs of approximately $1,614,000 relating to the elimination of certain product lines, the closing of its Dallas, Texas facility and the transfer of certain functions from its facilities in Wichita, Kansas and Canton, Massachusetts to its new

                           BRITE VOICE SYSTEMS, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 10: RESTRUCTURING, RELOCATION AND REENGINEERING CHARGES (CONTINUED) headquarters in Heathrow. Concurrent with the restructuring, the Company initiated a process reengineering effort which led to the selection and commencement of implementation of certain new management information systems for which the Company has recorded charges of approximately $2,718,000. Additionally, costs consisting principally of moving expenses, temporary labor and travel amounted to approximately $3,321,000 during the year ended December 31, 1997.

NOTE 11:  LEGAL PROCEEDINGS

    The Company is subject to claims and litigation from time to time arising in the normal operation of its business. Management believes that the ultimate resolution of any pending claim will not be material to the results of operations or the financial position of the Company.

NOTE 12:  ADDITIONAL CASH FLOW INFORMATION

                                                                      YEAR ENDED DECEMBER 31,
                                                                  -------------------------------
                                                                    1997       1996       1995
                                                                  ---------  ---------  ---------
                                                                          (IN THOUSANDS)
Interest paid...................................................  $     564  $      80  $     316
Income taxes paid, net..........................................     12,508      4,759      1,196

NOTE 13: FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

    Operations for the years ended December 31, 1997, 1996 and 1995 are as follows (in thousands):

                                                              1997        1996        1995
                                                           ----------  ----------  ----------
Sales to:
  United States..........................................  $   82,232  $   79,675  $   76,028
  Europe.................................................      37,617      30,734      21,050
                                                           ----------  ----------  ----------
    Total................................................  $  119,849  $  110,409  $   97,078
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Operating profit (loss):
  United States..........................................  $   12,031  $    8,714  $    3,465
  Europe.................................................        (349)      2,985       2,243
                                                           ----------  ----------  ----------
    Total................................................  $   11,682  $   11,699  $    5,708
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Identifiable assets:
  United States..........................................  $   73,883  $   50,101  $   43,866
  Europe.................................................      31,147      24,781      14,966
                                                           ----------  ----------  ----------
    Total................................................  $  105,030  $   74,882  $   58,832
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Export sales from United States..........................  $    7,113  $    8,355  $    6,090
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

    One international customer represented 10% of total revenues in 1997 and 1996.

                           BRITE VOICE SYSTEMS, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 14:  UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                                                                     1997 QUARTER ENDED
                                                                        --------------------------------------------
                                                                         MARCH 31     JUNE 30   SEPT. 30    DEC. 31
                                                                        -----------  ---------  ---------  ---------
                                                                                       (IN THOUSANDS)
Revenues..............................................................   $  30,990   $  29,145  $  29,427  $  30,287
Income (loss) from operations.........................................       2,005      (7,296)    (1,406)    (1,886)
Net income (loss).....................................................       1,291      (4,876)      (968)    16,235
Basic earnings (loss) per common share................................        0.11       (0.41)     (0.08)      1.36
Diluted earnings (loss) per common share..............................        0.11       (0.41)     (0.08)      1.34

    The 1997 results included a pre-tax gain of $29,091,000 relating to the sale of the Company's electronic publishing business, which was consummated on October 30, 1997, and restructuring, relocation and reengineering charges of $10,980,000.

                                                                                     1996 QUARTER ENDED
                                                                        --------------------------------------------
                                                                         MARCH 31     JUNE 30   SEPT. 30    DEC. 31
                                                                        -----------  ---------  ---------  ---------
                                                                                       (IN THOUSANDS)
Revenues..............................................................   $  25,848   $  28,667  $  25,356  $  30,538
Income from operations................................................       3,704       3,884      1,308      2,803
Net income............................................................       2,703       2,888        944      2,020
Basic earnings per common share.......................................        0.23        0.25       0.08       0.17
Diluted earnings per common share.....................................        0.23        0.24       0.08       0.17

                           BRITE VOICE SYSTEMS, INC.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                                    BALANCE AT   CHARGED TO                  BALANCE AT
                                                                     BEGINNING    COSTS AND                    END OF
DESCRIPTION                                                          OF PERIOD    EXPENSES     DEDUCTIONS      PERIOD
------------------------------------------------------------------  -----------  -----------  -------------  -----------
Allowance for doubtful accounts:
  Year ended December 31, 1997....................................   $     471    $   1,296     $     401     $   1,366
  Year ended December 31, 1996....................................   $     481    $     429     $     439     $     471
  Year ended December 31, 1995....................................   $     844    $     317     $     680     $     481

Allowance for obsolete inventory:
  Year ended December 31, 1997....................................   $   1,415    $     750     $     406     $   1,759
  Year ended December 31, 1996....................................   $   1,069    $     625     $     279     $   1,415
  Year ended December 31, 1995....................................   $     666    $     635     $     232     $   1,069

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    DIRECTORS

    The information concerning Directors of the Company required by Item 401 of Regulation S-K will be contained in the Company's 1998 Proxy Statement under the heading "Election of Directors", and is incorporated herein by reference.

    EXECUTIVE OFFICERS

    The information concerning executive officers of the Company required by this Item is set forth in Item 1 hereof under the heading "Executive Officers".

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by Item 402 of Regulation S-K will be contained in the Company's 1998 Proxy Statement under the headings "Compensation of Directors and Executive Officers", "Compensation Committee Interlocks and Insider Participation", "Report of Compensation Committee on Executive Compensation" and "Company Performance", and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 403 of Regulation S-K will be contained in the Company's 1998 Proxy Statement under the heading "Common Stock Ownership", and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 404 of Regulation S-K will be contained in the Company's 1998 Proxy Statement under the heading "Compensation Committee Interlocks and Insider Participation", and is incorporated herein by reference.

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

(3) Exhibits. The following exhibits:

EXHIBIT
 NO.   DESCRIPTION
------ --------------------------------------------------------------------------
  2.1  Agreement and Plan of Reorganization and Merger dated May 24, 1995 by and among Brite Voice Systems, Inc., Telecom Services Limited (U.S.), Inc.,
         Telecom Services Limited (West), Inc., TSL Software Services, Inc., TSL
         Management Group, Inc. and Alan C. Maltz, Scott A. Maltz, Stephen B.
         Rockoff and Alan C. Maltz as custodian for Sari Maltz and Lori Maltz
         (incorporated by reference to Annex A to the Company's definitive proxy statement dated July 17, 1995).

  2.2 Asset Purchase Agreement dated September 23, 1997 between the Registrant and IT Network, Inc. (incorporated by reference to the Exhibit filed with the Registrant's Current Report on Form 8-K dated October 30,
         1997).

  2.3  Amendment to Asset Purchase Agreement dated October 7, 1997 between the
         Registrant and IT Network, Inc. (incorporated by reference to the Exhibit filed with the Registrant's Current Report on Form 8-K dated
         October 30, 1997).

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

EXHIBIT
 NO.   DESCRIPTION
------ --------------------------------------------------------------------------
 10.6  Office Lease Agreement between the Registrant and Heathrow Office Building
         Corporation dated April 16, 1997 pertaining to the Registrant's headquarters facility in Lake Mary, Florida (incorporated by reference to the Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

 10.7  First Amendment to Lease dated June 30, 1997 between the Registrant and
         Heathrow Office Building Corporation (incorporated by reference to the
         Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

 10.8  Sublease dated June 1, 1997 between the Registrant and Olsten Staffing
         Services, Inc. (incorporated by reference to the Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June
         30, 1997).

 10.9  Lease covering the Registrant's facility at Brook House, Park Road,
         Gatley, England dated June 24, 1996 (incorporated by reference to the
         Exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

 10.10 Lease covering the Registrant's facility at 40 Shawmut Road, Canton,
         Massachusetts, dated March 15, 1993 (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).

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

 10.14 Employment Agreement dated December 4, 1996 between the Registrant and
         David S. Gergacz (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December
         31, 1996).

 10.15 Stock Option Agreement dated May 13, 1997 between the Registrant and David
         S. Gergacz (incorporated by reference to the Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June
         30, 1997).

 10.16 Employment Agreement dated February 25, 1997 between the Registrant and
         Samuel J. Kline (incorporated by reference to the Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June
         30, 1997).

 10.17 Employment Agreement dated March 22, 1997 between the Registrant and
         Christine King (incorporated by reference to the Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June
         30, 1997).

 10.18 Employment Agreement dated March 27, 1997 between the Registrant and Brian
         Klumpp (incorporated by reference to the Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June
         30, 1997).

 10.19 Employment Agreement dated June 23, 1997 between the Registrant and Glenn
         A. Etherington (incorporated by reference to the Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June
         30, 1997).

 10.20 Amendment to Employment Agreement dated June 1, 1997 between the
         Registrant and Alan C. Maltz (incorporated by reference to the Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

EXHIBIT
 NO.   DESCRIPTION
------ --------------------------------------------------------------------------
 10.21 Employment Agreement dated July 1, 1997 between the Registrant and Donald
         R. Walsh (incorporated by reference to the Exhibit filed with the
         Registrant's Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1997).

 10.22 Employment Agreement dated July 23, 1997 between the Registrant and Ray S.
         Naeini (incorporated by reference to the Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1997).

 10.23 Agreement between the Registrant and AT&T Corp. dated December 12, 1997.
         Confidential treatment has been requested with respect to portions of this exhibit.

 10.24 Office Lease Agreement between the Registrant and 701 International
         Parkway Development Corporation dated March 3, 1998 covering the
         Registrant's facility in Heathrow, Florida.

 10.25 Agreement dated January 12, 1998 between the Registrant and Stanley G.
         Brannan.

 22.1  Subsidiaries of the Registrant.

 23.1  Consent of Arthur Andersen LLP.

 27    Financial Data Schedule

    (b) Reports on Form 8-K.

    During the last quarter of the period covered by this Report, the Registrant filed Current Reports on Form 8-K as follows:

    1. Form 8-K dated October 30, 1997, wherein the Registrant reported the sale of certain assets relating to its electronic publishing business to IT Network, Inc.; and

    2. Form 8-K dated December 15, 1997, wherein the Registrant announced the entering into of a Purchase Agreement with AT&T Corp. dated December 12, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BRITE VOICE SYSTEMS, INC.

Dated: March 20, 1998           By:             /s/ DAVID S. GERGACZ
                                     -----------------------------------------
                                                  David S. Gergacz
                                              CHIEF EXECUTIVE OFFICER

                                By:           /s/ GLENN A. ETHERINGTON
                                     -----------------------------------------
                                                Glenn A. Etherington
                                              CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ DAVID S. GERGACZ                                     March 20, 1998
------------------------------  Chairman of the Board, CEO
       David S. Gergacz           and President

    /s/ STANLEY G. BRANNAN                                    March 20, 1998
------------------------------  Director
      Stanley G. Brannan

     /s/ PERRY E. ESPING                                      March 20, 1998
------------------------------  Director
       Perry E. Esping

  /s/ C. MACKAY GANSON, JR.                                   March 20, 1998
------------------------------  Director
    C. MacKay Ganson, Jr.

   /s/ JOHN F. KELSEY, III                                    March 20, 1998
------------------------------  Director
     John F. Kelsey, III

      /s/ ALAN C. MALTZ                                       March 20, 1998
------------------------------  Director
        Alan C. Maltz

      /s/ SCOTT A. MALTZ                                      March 20, 1998
------------------------------  Director
        Scott A. Maltz

                               INDEX TO EXHIBITS

 EXHIBIT NO.   DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------
       2.1     Agreement and Plan of Reorganization and Merger dated May 24, 1995 by and among Brite Voice Systems,
                 Inc., Telecom Services Limited (U.S.), Inc., Telecom Services Limited (West), Inc., TSL Software
                 Services, Inc., TSL Management Group, Inc. and Alan C. Maltz, Scott A. Maltz, Stephen B. Rockoff
                 and Alan C. Maltz as custodian for Sari Maltz and Lori Maltz (incorporated by reference to Annex A to the Company's definitive proxy statement dated July 17, 1995).
       2.2     Asset Purchase Agreement dated September 23, 1997 between the Registrant and IT Network, Inc.
                 (incorporated by reference to the Exhibit filed with the Registrant's Current Report on Form 8-K dated October 30, 1997).
       2.3     Amendment to Asset Purchase Agreement dated October 7, 1997 between the Registrant and IT Network,
                 Inc. (incorporated by reference to the Exhibit filed with the Registrant's Current Report on Form
                 8-K dated October 30, 1997).
       3.1     Restated Articles of Incorporation of the Registrant (incorporated by reference to the Exhibit filed with Registrant's Registration Statement on Form S-1, No. 33-29750).
       3.2     Bylaws of the Registrant (incorporated by reference to the Exhibit filed with Registrant's
                 Registration Statement on Form S-1, No. 33-29750).
      10.1     Registrant's 1984 Incentive Stock Option Plan, as amended (incorporated by reference to the Exhibit filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).
      10.2     1993 Amendments to the Registrant's 1984 Incentive Stock Option Plan (incorporated by reference to the Exhibit filed with Registrant's Annual Report filed on Form 10-K for the year ended December
                 31, 1993).
      10.3     Aircraft Lease Agreement between the Registrant and Brannan Leasing, Inc. dated November 10, 1992
                 (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).
      10.4     Registrant's 1990 Non-Employee Director Stock Option Plan dated February 6, 1990 (incorporated by reference to the Exhibit filed with Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1989).
      10.5     Registrant's Amended and Restated Non-Employee Director Stock Option Plan (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December
                 31, 1995).
      10.6     Office Lease Agreement between the Registrant and Heathrow Office Building Corporation dated April
                 16, 1997 pertaining to the Registrant's headquarters facility in Lake Mary, Florida (incorporated by reference to the Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).
      10.7     First Amendment to Lease dated June 30, 1997 between the Registrant and Heathrow Office Building
                 Corporation (incorporated by reference to the Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
      10.8     Sublease dated June 1, 1997 between the Registrant and Olsten Staffing Services, Inc. (incorporated by reference to the Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
      10.9     Lease covering the Registrant's facility at Brook House, Park Road, Gatley, England dated June 24,
                 1996 (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form
                 10-K for the year ended December 31, 1996).

 EXHIBIT NO.   DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------
      10.10    Lease covering the Registrant's facility at 40 Shawmut Road, Canton, Massachusetts, dated March 15,
                 1993 (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form
                 10-K for the year ended December 31, 1993).
      10.11    Registrant's 1994 Stock Option Plan (incorporated by reference to the Exhibit filed with the
                 Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).
      10.12    Registrant's 1994 Employee Stock Purchase Plan (incorporated by reference to the Exhibit filed with the Registrant's Registration Statement on Form S-8, No. 33-80478).
      10.13    Stock Purchase Agreement between the Registrant and Perry E. Esping dated March 28, 1990
                 (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990).
      10.14    Employment Agreement dated December 4, 1996 between the Registrant and David S. Gergacz (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
      10.15    Stock Option Agreement dated May 13, 1997 between the Registrant and David S. Gergacz (incorporated by reference to the Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
      10.16    Employment Agreement dated February 25, 1997 between the Registrant and Samuel J. Kline (incorporated by reference to the Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
      10.17    Employment Agreement dated March 22, 1997 between the Registrant and Christine King (incorporated by reference to the Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
      10.18    Employment Agreement dated March 27, 1997 between the Registrant and Brian Klumpp (incorporated by reference to the Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
      10.19    Employment Agreement dated June 23, 1997 between the Registrant and Glenn A. Etherington
                 (incorporated by reference to the Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
      10.20    Amendment to Employment Agreement dated June 1, 1997 between the Registrant and Alan C. Maltz
                 (incorporated by reference to the Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).
      10.21    Employment Agreement dated July 1, 1997 between the Registrant and Donald R. Walsh (incorporated by reference to the Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).
      10.22    Employment Agreement dated July 23, 1997 between the Registrant and Ray S. Naeini (incorporated by reference to the Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).
      10.23    Agreement between the Registrant and AT&T Corp. dated December 12, 1997. Confidential treatment has been requested with respect to portions of this exhibit.
      10.24    Office Lease Agreement between the Registrant and 701 International Parkway Development Corporation
                 dated March 3, 1998 covering the Registrant's facility in Heathrow, Florida.
      10.25    Agreement dated January 12, 1998 between the Registrant and Stanley G. Brannan.
      22.1     Subsidiaries of Registrant.
      23.1     Consent of Arthur Andersen LLP.
      27       Financial Data Schedules.