Form 10-Q
period 1998-03-31
BRITE VOICE SYSTEMS INC
filed 1998-05-14
CIK 852637

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                     FORM 10-Q


[  X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998

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

As of May 8, 1998, 12,159,627 shares of the registrant's common stock were outstanding.


                          TOTAL NUMBER OF PAGES:  16

                              BRITE VOICE SYSTEMS, INC.

                                       INDEX

                                                                           Page
                                                                           Number
                                                                           -------
PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Balance Sheets - March 31, 1998 and
               December 31, 1997 . . . . . . . . . . . . . . . . . . . .      3

            Consolidated Statements of Income - Three Months
               Ended March 31, 1998 and 1997 . . . . . . . . . . . . . .      5
            Consolidated Statements of Cash Flows - Three Months
                 Ended March 31, 1998 and 1997 . . . . . . . . . . . . .      6

            Notes to Consolidated Financial Statements . . . . . . . . .      7

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . .           9

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk       14

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . .       15

  Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . .        15

SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16

                           PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                             BRITE VOICE SYSTEMS, INC.
                            CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS)

                                       ASSETS

                                                                   March 31,    December 31,
                                                                     1998          1997
                                                                  -----------   ------------
                                                                  (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . .  $  24,184        $26,979
  Accounts receivable, less allowance for doubtful accounts:
     1998--$1,382; 1997--$1,366. . . . . . . . . . . . . . . . .     37,692         36,457
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .     16,613         13,788
  Prepaid expenses and other . . . . . . . . . . . . . . . . . .      5,974          8,738
                                                                  -----------   ------------
     Total Current Assets. . . . . . . . . . . . . . . . . . . .     84,463         85,962
                                                                  -----------   ------------
PROPERTY AND EQUIPMENT
  Land, building and improvements. . . . . . . . . . . . . . . .      3,074          3,074
  Furniture and equipment. . . . . . . . . . . . . . . . . . . .     18,780         17,319
                                                                  -----------   ------------
                                                                     21,854         20,393
  Less accumulated depreciation. . . . . . . . . . . . . . . . .     (8,124)        (7,163)
                                                                  -----------   ------------
     Total Property and Equipment. . . . . . . . . . . . . . . .     13,730         13,230
                                                                  -----------   ------------
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . .      6,095          5,838
                                                                  -----------   ------------
  TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . $  104,288       $105,030
                                                                  -----------   ------------
                                                                  -----------   ------------



                         See Notes to Financial Statements

                             BRITE VOICE SYSTEMS, INC.
                            CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE DATA)

                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  March 31,    December 31,
                                                                    1998           1997
                                                                 -----------   ------------
                                                                 (Unaudited)
CURRENT LIABILITIES
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . .  $   8,990      $  10,552
  Accrued salaries and wages . . . . . . . . . . . . . . . . . .      3,274          2,975
  Other accrued expenses . . . . . . . . . . . . . . . . . . . .      4,160          3,578
  Deferred revenue . . . . . . . . . . . . . . . . . . . . . . .      5,093          5,022
  Customer deposits. . . . . . . . . . . . . . . . . . . . . . .      9,742         11,530
  Income taxes payable . . . . . . . . . . . . . . . . . . . . .      1,606          1,259
                                                                 -----------   ------------
     Total Current Liabilities . . . . . . . . . . . . . . . . .     32,865         34,916
                                                                 -----------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, no par value; authorized 10,000,000 shares;
     none issued and outstanding . . . . . . . . . . . . . . . .         --             --
  Common stock, no par value; authorized 30,000,000 shares;
     issued 12,113,705 shares - 1998; 12,032,280 shares - 1997 .     44,200         43,714
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . .     27,324         26,620
  Accumulated other comprehensive income . . . . . . . . . . . .       (101)          (220)
                                                                 -----------   ------------
     Total Stockholders' Equity. . . . . . . . . . . . . . . . .     71,423         70,114
                                                                 -----------   ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . .   $104,288     $  105,030
                                                                 -----------   ------------
                                                                 -----------   ------------



                         See Notes to Financial Statements

                             BRITE VOICE SYSTEMS, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     Three Months Ended
                                                                          March 31,
                                                                    1998           1997
                                                                  ---------     ----------
                                                                       (Unaudited)
REVENUES
  Systems. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  17,948      $  19,106
  Services . . . . . . . . . . . . . . . . . . . . . . . . . . .     11,807         11,884
                                                                  ---------     ----------
                                                                     29,755         30,990
                                                                  ---------     ----------
COSTS AND EXPENSES
  Cost of Sales:
     Systems . . . . . . . . . . . . . . . . . . . . . . . . . .      8,436          8,693
     Services. . . . . . . . . . . . . . . . . . . . . . . . . .      6,723          6,833
  Research and engineering . . . . . . . . . . . . . . . . . . .      3,507          3,075
  Selling, general and administrative. . . . . . . . . . . . . .     10,196         10,384
                                                                  ---------     ----------
                                                                     28,862         28,985
                                                                  ---------     ----------
INCOME FROM OPERATIONS . . . . . . . . . . . . . . . . . . . . .        893          2,005

OTHER INCOME, NET. . . . . . . . . . . . . . . . . . . . . . . .        363             76
                                                                  ---------     ----------
INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . . . . . . .      1,256          2,081

INCOME TAX PROVISION . . . . . . . . . . . . . . . . . . . . . .        560            790
                                                                  ---------     ----------
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     696      $   1,291
                                                                  ---------     ----------
                                                                  ---------     ----------
BASIC EARNINGS PER SHARE (Note 6). . . . . . . . . . . . . . . .  $     .06      $     .11
                                                                  ---------     ----------
                                                                  ---------     ----------
DILUTED EARNINGS PER SHARE (Note 6). . . . . . . . . . . . . . .  $     .06      $     .11
                                                                  ---------     ----------
                                                                  ---------     ----------



                         See Notes to Financial Statements

                           BRITE VOICE SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)

                                                                      Three Months Ended
                                                                          March 31,
                                                                        1998        1997
                                                                     -------       -------
                                                                          (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . .   $    696       $  1,291
  Items not requiring (providing) cash:
     Depreciation and amortization . . . . . . . . . . . . . . .        918          1,154
     Gain on disposition of assets . . . . . . . . . . . . . . .         --            (15)
  Changes in:
     Accounts receivable . . . . . . . . . . . . . . . . . . . .     (2,673)        (3,735)
     Inventories . . . . . . . . . . . . . . . . . . . . . . . .     (2,722)        (2,356)
     Accounts payable and accrued expenses . . . . . . . . . . .       (626)         3,847
     Other current assets and liabilities. . . . . . . . . . . .      1,265            975
                                                                     -------        -------
       Net cash provided by (used in) operating activities . . .     (3,142)         1,161
                                                                     -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment, net. . . . . . . . . . . .     (1,361)        (1,547)
  Decrease (increase) in other assets. . . . . . . . . . . . . .      1,356           (982)
  Proceeds from sale of property . . . . . . . . . . . . . . . .         --             16
                                                                     -------       -------
       Net cash used in investing activities . . . . . . . . . .         (5)        (2,513)
                                                                     -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock . . . . . . . . . . . . . . . . . . .        486              2
                                                                     -------       -------
       Net cash provided by financing activities . . . . . . . .        486              2
                                                                     -------       -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH. . . . . . . . . . . . .       (134)          (308)
                                                                     -------       -------
DECREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . .     (2,795)        (1,658)

CASH AND CASH EQUIVALENTS,  BEGINNING OF PERIOD. . . . . . . . .     26,979          8,084
                                                                     -------       -------
CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . . . . . . .   $ 24,184       $  6,426
                                                                     -------       -------



                         See Notes to Financial Statements

                              BRITE VOICE SYSTEMS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The 1998 and 1997 financial statements (except for the December 31, 1997 Balance Sheet) included herein have been prepared by the Company, without audit, and reflect all adjustments (consisting only of those of a normal recurring nature) which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1997, contained in the Company's Annual Report to Stockholders and Form 10-K filed with the Securities and Exchange Commission.

2.   Inventories consist of the following (in thousands):

                            March 31,      December 31,
                              1998            1997
                           ----------     ------------
     Purchased parts       $  7,719       $  5,417
     Work in progress         6,664          5,401
     Finished goods           2,230          2,970
                           ----------     ------------
                          $  16,613      $  13,788
                           ----------     ------------
                           ----------     ------------

3. On October 30, 1997, the Company consummated the sale of certain assets used in its electronic publishing business for $35,000,000 in cash. The business sold included: i) the management of audiotex systems installed on customers' premises; ii) the creation and transmission by satellite of information for access by telephone callers; iii) the creation and provision of a variety of information for yellow pages publishers over the Internet; iv) the sale of advertising sponsorships to various categories of audiotex information made available through yellow pages publishers' audiotex systems; and v) advertiser management services provided on behalf of yellow pages publishers whereby advertising entities are contacted from an outbound call center for periodic updating of their audiotex sponsorships and advertisements. Revenues related to the business sold were $2,953,000 for the three months ended March 31, 1997 and are included in "Services Revenues" in the accompanying financial statements.

4. Income taxes paid (refunded) during the three months ended March 31, 1998 and 1997 were ($2,294,800) and $157,000, respectively.

     Interest paid during the three months ended March 31, 1998 and 1997 was $18,000 and $4,000, respectively.

5. The Company has adopted Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. Other comprehensive income (expense), consists of foreign currency translation of $119,000 and ($1,048,000) for the three months ended March 31, 1998 and 1997, respectively. Total comprehensive income was $815,000 and $243,000 for the three months ended March 31, 1998 and 1997, respectively.

6. Following is a reconciliation of the weighted average shares used to compute basic and diluted earnings per share (in thousands):

                                                         Three Months Ended
                                                        -----------------------
                                                        March 31,     March 31,
                                                          1998          1997
                                                        --------      ---------
     Basic weighted average shares outstanding           12,058         11,785
     Options                                                142            358
                                                        --------      ---------
     Diluted weighted average shares outstanding         12,200         12,143
                                                        --------      ---------
                                                        --------      ---------

                          PART I:   FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission, including this Form 10-Q report, may contain certain "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). The words "expects," "anticipates," "believes" and similar words generally signify a "forward-looking" statement. These forward-looking statements are made pursuant to the safe harbor provisions of the Act. The reader is cautioned that all forward-looking statements are necessarily speculative and that there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. Such risks and uncertainties include those inherent in the voice processing, call processing and telecommunications consulting industries, such as product demand, pricing, market acceptance, reliance on significant customers, intellectual property rights, risks in product and technology developments, and other risk factors detailed in the section below entitled "Certain Factors to be Considered". The Company undertakes no obligation to publicly revise any forward-looking statement due to changes in circumstances after the date of this report, or to reflect the occurrence of unanticipated events.

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

     Total revenues decreased $1,235,000, or 4.0%, for the three months ended March 31, 1998, compared to the three months ended March 31, 1997. The three months ended March 31, 1997 included $2,953,000 in revenues attributed to the Company's electronic publishing division, which was sold in October 1997. With revenues from this division excluded from 1997 results, total revenues would have increased $1,718,000, or 6.1%. This increase was due primarily to increases in managed services and telecommunications services revenues.

     Systems revenues decreased $1,158,000, or 6.1%, for the three months ended March 31, 1998. Business systems revenues increased while network systems revenues decreased, as shown in the following table:

                           SYSTEMS REVENUES
                            (IN THOUSANDS)


                                    Three Months Ended
                                         March 31,           % Increase
                                   -----------------------
                                     1998           1997     (Decrease)
                                   --------       --------   ----------
     Business systems              $  5,910       $  5,156       14.6 %
     Network systems                 12,038         13,950      (13.7)%
                                   --------       --------
     Total                         $ 17,948       $ 19,106       (6.1)%
                                   --------       --------
                                   --------       --------

     The increase in business systems revenues of $754,000, or 14.6%, for the three months ended March 31, 1998, was primarily due to the sale of several large systems to new and existing customers. Network systems revenues decreased $1,912,000, or 13.7%, for the three months ended March 31, 1998. This decrease was due primarily to the presence of several large expansion systems sold by the Company's European subsidiary during the three months ended March 31, 1997, for which there were no comparable sales in 1998.

     Services revenues decreased $77,000, or 0.6%, for the three months ended March 31, 1998, principally due to the presence in 1997 of $2,953,000 in revenues from the electronic publishing division. The electronic publishing division was sold in October 1997 and no revenues were recorded in 1998. With revenues from this division excluded from the 1997 results, services revenues would have increased $2,876,000, or 32.2%. The breakdown of services revenues is shown in the following table:

                                 SERVICES REVENUES
                                   (IN THOUSANDS)

                                           Three Months ended
                                                March 31,          % Increase
                                          --------------------
                                            1998         1997      (Decrease)
                                          --------     ------      ----------
     Managed services                     $  3,911     $3,272         19.5 %
     Service contract and repair             3,516      3,761         (6.5)%
     Information services                       --      1,491         --
     Telecommunications management
        services                             4,380      3,360         30.4 %
                                          --------     ------
     Total                                $ 11,807     $11,884         (0.6)%
                                          --------     ------
                                          --------     ------

     Managed services revenues increased $639,000, or 19.5%, for the three months ended March 31, 1998. The 1997 results included $1,462,000 in revenues attributed to the electronic publishing division. Excluding the revenues from these products for 1997, managed services revenues would have increased $2,101,000, or 116.0%, for the three months ended March 31, 1998. This increase was primarily due to the commencement of contracts to provide prepaid calling services to North American and European telecommunications providers.

     Service contract and repair revenues decreased $245,000, or 6.5%, for the three months ended March 31, 1998. The decrease was due primarily to a decrease in installation revenues. These revenues are recognized as systems are physically installed, and may fluctuate due to customers' timing requirements.

     No information services revenue was recorded in 1998 due to the sale of the electronic publishing division in October 1997.

     Telecommunications management services consists of three principal products: software and managed services, professional services and billing verification services. Revenues increased $1,020,000, or 30.4%, for the three months ended March 31, 1998. Software and managed services revenues increased by $721,000, or 60.5%, for the three months ended March 31, 1998. Professional services revenues increased $68,000, or 5.3%, for the three months ended March 31, 1998, These services revenues increased primarily due to an increase in the number of customers utilizing the Company's professional and software services. Billing verification revenues increased $231,000, or 25.8%, for the three months ended March 31, 1998 due to an increase in the average size of refunds during the quarter.

     Cost of systems sales decreased $257,000, or 3.0%, for the three months ended March 31, 1998. As a percentage of systems sales, actual costs increased to 47.0% in 1998, compared to 45.5% for 1997. Actual costs decreased due primarily to a decrease in the number of systems shipped by the Company. The increase as a percentage of revenues was due primarily to an increase in costs associated with the Company's European operations. Systems sales for the quarter ended March 31, 1998 included a larger number of customized sales, which have a higher cost of sales and, therefore, lower margins.

     Cost of services decreased $110,000, or 1.6%, for the three months ended March 31, 1998. As a percentage of services revenues, these costs were 56.9% in 1998. If the costs associated with the electronic publishing division were removed from the 1997 results, on a comparative basis costs would have increased $1,317,000, or 24.4%, and as a percentage of revenues would have declined from 60.5% in 1997 to 56.9% in 1998. The increase in actual costs was due primarily to the commencement during the fourth quarter of 1997 of contracts under which the Company provided prepaid calling services on a managed services basis. The improvement in margins was due to the receipt of a set-up fee from a new customer, which had no costs associated with the revenues.

     Research and engineering expenses increased $432,000, or 14.0%, for the three months ended March 31, 1998. The increase in actual expenditures was due to an increase in staff dedicated to designing new products and enhancing existing products. As a percentage of revenues, these expenses increased to 11.8% in 1998, compared to 9.9% in 1997. The Company believes that it must continue to increase spending on research and engineering activities in absolute terms in order to remain competitive in the voice and call processing market. Such expenses could continue to increase as a percentage of revenues as well.

     Selling, general and administrative expenses decreased $188,000, or 1.8%, for the three months ended March 31, 1998. As a percentage of revenues, these expenses increased to 34.3% in 1998, compared to 33.5% in 1997. The decline in actual costs was due to a reduction in the number of employees performing these functions resulting from the restructuring of the Company in June 1997. The increase as a percentage of revenues was due to the absence of electronic publishing revenues during the first quarter of 1998, which had low selling, general and administrative costs in relation to the remainder of the Company's products and services.

     The effective income tax rate for the three months ended March 31, 1998 was 45%, compared to 38% in 1997. The variances from the United States statutory rate for 1998, and the increase from 1997, were due primarily to losses by certain of the Company's foreign subsidiaries for which the benefit received was less than the United States effective rate.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1998, the Company had a current ratio of 2.6 to 1 and working capital of $51,598,000, compared to a current ratio of 2.5 to 1 and working capital of $51,046,000 at December 31, 1997.

     Cash flows from operating activities utilized net cash of $3,142,000 for the three months ended March 31, 1998, principally due to increases in accounts receivable and inventory. The increase in accounts receivable is due to the longer payment cycles associated with international customers. The increase in inventory is primarily due to the purchase of parts needed to fulfill a large contract to be delivered beginning in the second quarter.

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

     The Company maintains a $10,000,000 line of credit that is used from time to time to fund short-term cash requirements. There were no borrowings outstanding under the line as of March 31, 1998.

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

     The Company's telecommunications managed services revenues have fluctuated significantly since this division was acquired in August 1995. In addition, gross margins have fluctuated due to a shift in revenues away from high margin billing verification revenues to lower margin software and professional services revenues. Although the Company believes that the prospects for this business remain promising on a long-term basis, it is currently evaluating the strategic significance of this business unit, and because of its inconsistent operating results, may choose to sell or otherwise dispose of this business unit.

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

     On December 18, 1997, the Company announced that it had signed an agreement with AT&T Corp. to provide enhanced telecommunications products. The initial order under this contract was for approximately $25 million, and represents the largest single contract in the Company's history. Fulfillment of this contract, which is expected to begin during the second quarter of 1998, has required and will continue to require extensive software development, integration and testing. The contract provides for substantial financial penalties in the event that the product is not timely delivered, causes a network outage or fails to meet service availability requirements. Therefore, the failure of the Company to fulfill its obligations under this contract would be expected to materially and adversely affect the Company's operating results and financial condition. Further, the magnitude of the development required may preclude the Company from completing other development activities that may be planned.

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

     The Company is in the process of developing a plan to identify and resolve all of the Company's issues relating to the "Millennium Bug". This issue arises because of the date sensitive software programs which use two digits to define the applicable year, resulting in interpretation of a date using "00" as the year 1900 rather than 2000. This could result in miscalculations or a major system failure. This issue affects the Company's internal information systems and could impact software systems sold and delivered to customers. During 1997, the Company began the conversion of its accounting, inventory, manufacturing control and human resources systems to a "Year 2000" compliant system. The Company anticipates that this process will be completed during 1998. Concurrently, the Company will conduct a review of all of its software systems and products provided to customers to determine what impact this issue will have on products currently being produced, as well as those systems that have been sold during the last several years. The Company believes that the products it sells will not require significant modification in order to become Year 2000 compliant and that the costs to do so will not be material. However, if such modifications and conversions are not made, or not completed in a timely manner, this issue could materially and adversely affect the Company's operating results and financial condition.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                             PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          Exhibit 10.1 - Employment Agreement dated October 12, 1997 between the Company and Garrett H. Digman.

          Exhibit 27 - Financial Data Schedule.

     (b) On January 13, 1998, the Company filed a report on Form 8-K in which it reported the appointment of David S. Gergacz as Chairman of the Board of Directors, and the resignation of former Chairman Stanley G. Brannan and former Executive Vice President Alan C. Maltz.

                                     SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   May 14, 1998



                             BRITE VOICE SYSTEMS, INC.


                             /s/ Glenn A. Etherington
                             --------------------------------------------------
                             Glenn A. Etherington
                             Chief Financial Officer
                             Duly Authorized Officer on behalf of the Registrant

                                 INDEX TO EXHIBITS


Exhibit 10.1 Employment Agreement dated October 12, 1997 between the Company and Garrett H. Digman.

Exhibit 27     Financial Data Schedule.