Form 10-Q
period 1998-06-30
BRITE VOICE SYSTEMS INC
filed 1998-08-14
CIK 852637

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                ---------------------

                                     FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to
                                    ----------------    ----------------

                         Commission File Number 0-17920

                             BRITE VOICE SYSTEMS, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              KANSAS                                         48-0986248
  (STATE OR OTHER JURISDICTION                           (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NUMBER)


                             250 INTERNATIONAL PARKWAY
                              HEATHROW, FLORIDA  32746
                      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (407) 357-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes   [X]       No   [ ]

As of August 5, 1998, 12,215,415 shares of the registrant's common stock were outstanding.

                             TOTAL NUMBER OF PAGES: 18

                             BRITE VOICE SYSTEMS, INC.

                                       INDEX

                                                                          Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Balance Sheets - June 30, 1998 and
             December 31, 1997. . . . . . . . . . . . . . . . . . . . . .    3

          Consolidated Statements of Income - Three and Six Months
             Ended June 30, 1998 and 1997. . . . . . . . . . . . . . . . .   5

          Consolidated Statements of Cash Flows - Six Months
             Ended June 30, 1998 and 1997. . . . . . . . . . . . . . . . .   6

          Notes to Consolidated Financial Statements . . . . . . . . . . .   7

  Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . . . .   9

  Item 3. Quantitative and Qualitative Disclosures About
             Market Risk . . . . . . . . . . . . . . . . . . . . . . . . .  16

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .  17

  Item 4. Submission of Matters to a Vote of Security Holders. . . . . . .  17

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .  17

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

                           PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                             BRITE VOICE SYSTEMS, INC.
                            CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS)

                                       ASSETS

                                                                                 June 30,     December 31,
                                                                                  1998            1997
                                                                               -----------   --------------
                                                                               (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $    11,452    $    26,979
     Accounts receivable, less allowance for doubtful accounts:
          1998--$1,506; 1997--$1,366 . . . . . . . . . . . . . . . . . . .          44,653         36,457
     Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          18,991         13,788
     Prepaid expenses and other. . . . . . . . . . . . . . . . . . . . . .           6,401          8,738
                                                                               -----------    -----------
          Total Current Assets . . . . . . . . . . . . . . . . . . . . . .          81,497         85,962
                                                                               -----------    -----------

PROPERTY AND EQUIPMENT
     Land, building and improvements . . . . . . . . . . . . . . . . . . .           3,074          3,074
     Furniture and equipment . . . . . . . . . . . . . . . . . . . . . . .          21,621         17,319
                                                                               -----------    -----------
                                                                                    24,695         20,393
     Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .          (9,234)        (7,163)
                                                                               -----------    -----------
          Total Property and Equipment . . . . . . . . . . . . . . . . . .          15,461         13,230
                                                                               -----------    -----------

OTHER ASSETS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,589          5,838
                                                                               -----------    -----------

          TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . .     $   103,547    $   105,030
                                                                               -----------    -----------
                                                                               -----------    -----------

                          See Notes to Financial Statements

                             BRITE VOICE SYSTEMS, INC.
                            CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE DATA)

                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 June 30,    December 31,
                                                                                   1998          1997
                                                                               -----------    -----------
                                                                               (Unaudited)
CURRENT LIABILITIES
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .     $    14,013    $    10,552
     Accrued salaries and wages. . . . . . . . . . . . . . . . . . . . . .           3,720          2,975
     Other accrued expenses. . . . . . . . . . . . . . . . . . . . . . . .           1,945          3,578
     Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . .           4,638          5,022
     Customer deposits . . . . . . . . . . . . . . . . . . . . . . . . . .           3,927         11,530
     Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . .           2,257          1,259
                                                                               -----------    -----------
         Total Current Liabilities. . . . . . . . . . . . . . . . . . . .           30,500         34,916
                                                                               -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, no par value; authorized 10,000,000 shares;
          none issued and outstanding. . . . . . . . . . . . . . . . . . .              --             --
     Common stock, no par value; authorized 30,000,000 shares;
          Issued 12,211,561 shares - 1998; 12,032,280 shares - 1997. . . .          44,663         43,714
     Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . .          28,535         26,620
     Accumulated other comprehensive income. . . . . . . . . . . . . . . .            (151)          (220)
                                                                               -----------    -----------
          Total Stockholders' Equity . . . . . . . . . . . . . . . . . . .          73,047         70,114
                                                                               -----------    -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . . .     $   103,547    $   105,030
                                                                               -----------    -----------
                                                                               -----------    -----------


                             See Notes to Financial Statements

                             BRITE VOICE SYSTEMS, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    Three Months Ended             Six Months Ended
                                                                         June 30,                      June 30,
                                                                    1998           1997           1998           1997
                                                                -----------    -----------    -----------    -----------
                                                                       (Unaudited)                     (Unaudited)
REVENUES
     Systems . . . . . . . . . . . . . . . . . . . . . . . .    $    26,576    $    16,770    $    44,524    $    35,876
     Services. . . . . . . . . . . . . . . . . . . . . . . .         12,569         12,375         24,376         24,259
                                                                -----------    -----------    -----------    -----------
                                                                     39,145         29,145         68,900         60,135
                                                                -----------    -----------    -----------    -----------

COSTS AND EXPENSES
     Cost of Sales:
          Systems. . . . . . . . . . . . . . . . . . . . . .         14,429          7,467         22,865         16,160
          Services . . . . . . . . . . . . . . . . . . . . .          7,486          7,193         14,209         14,026
     Research and engineering. . . . . . . . . . . . . . . .          3,833          3,281          7,340          6,356
     Selling, general and administrative . . . . . . . . . .         11,578         11,715         21,774         22,099
     Restructuring, relocation and other . . . . . . . . . .             --          6,785             --          6,785
                                                                -----------    -----------    -----------    -----------
                                                                     37,326         36,441         66,188         65,426
                                                                -----------    -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS. . . . . . . . . . . . . . . .          1,819         (7,296)         2,712         (5,291)

OTHER INCOME (EXPENSE), NET. . . . . . . . . . . . . . . . .            260            (39)           623             37
                                                                -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE TAXES . . . . . . . . . . . . . . . . .          2,079         (7,335)         3,335         (5,254)

PROVISION (CREDIT) FOR
     INCOME TAXES. . . . . . . . . . . . . . . . . . . . . .            860         (2,459)         1,420         (1,669)
                                                                -----------    -----------    -----------    -----------

NET INCOME (LOSS). . . . . . . . . . . . . . . . . . . . . .    $     1,219    $    (4,876)   $     1,915    $    (3,585)
                                                                -----------    -----------    -----------    -----------
                                                                -----------    -----------    -----------    -----------

BASIC EARNINGS (LOSS) PER SHARE. . . . . . . . . . . . . . .    $      0.10    $     (0.41)   $      0.16    $     (0.30)
                                                                -----------    -----------    -----------    -----------
                                                                -----------    -----------    -----------    -----------

DILUTED EARNINGS (LOSS) PER SHARE. . . . . . . . . . . . . .    $      0.10    $     (0.41)   $      0.16    $     (0.30)
                                                                -----------    -----------    -----------    -----------
                                                                -----------    -----------    -----------    -----------


                           See Notes to Financial Statements

                             BRITE VOICE SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                  1998            1997
                                                                               -----------    -----------
                                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . .     $     1,915    $    (3,585)
     Items not requiring (providing) cash:
          Depreciation and amortization. . . . . . . . . . . . . . . . . .           2,045          2,227
          Discount recorded for warrant. . . . . . . . . . . . . . . . . .             744             --
          Deferred tax asset . . . . . . . . . . . . . . . . . . . . . . .             133            (73)
          Restructuring, relocation and other. . . . . . . . . . . . . . .              --          3,327
     Changes in:
          Accounts receivable. . . . . . . . . . . . . . . . . . . . . . .          (9,675)        (3,253)
          Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .          (5,109)        (3,271)
          Accounts payable and accrued expenses. . . . . . . . . . . . . .           2,721          5,044
          Other current assets and liabilities . . . . . . . . . . . . . .          (4,863)        (3,625)
                                                                               -----------    -----------
               Net cash used in operating activities . . . . . . . . . . .         (12,089)        (3,209)
                                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment, net . . . . . . . . . . . . . . .          (4,215)        (2,711)
     Decrease (increase) in other assets . . . . . . . . . . . . . . . . .             (20)        (1,107)
     Proceeds from sale of property. . . . . . . . . . . . . . . . . . . .              --             16
                                                                               -----------    -----------
               Net cash used in investing activities . . . . . . . . . . .          (4,235)        (3,802)
                                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock. . . . . . . . . . . . . . . . . . . . . . .             949            263
     Short-term borrowings . . . . . . . . . . . . . . . . . . . . . . . .              --          1,500
                                                                               -----------    -----------

               Net cash provided by financing activities . . . . . . . . .             949          1,763
                                                                               -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH. . . . . . . . . . . . . . . . . .            (152)          (261)
                                                                               -----------    -----------

DECREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . . . . . .         (15,527)        (5,509)
                                                                               -----------    -----------

CASH AND CASH EQUIVALENTS,  BEGINNING OF PERIOD. . . . . . . . . . . . . .          26,979          8,084
                                                                               -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . . . . . . . . . . . .     $    11,452    $     2,575
                                                                               -----------    -----------
                                                                               -----------    -----------

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

2.   Inventories consist of the following (in thousands):

                                                                             June 30,     December 31,
                                                                              1998             1997
                                                                          -----------    --------------
Purchased parts . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     6,282    $     5,417
Work in progress. . . . . . . . . . . . . . . . . . . . . . . . . . .           9,907          5,401
Finished goods. . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,802          2,970
                                                                          -----------    -----------
                                                                          $    18,991    $    13,788
                                                                          -----------    -----------
                                                                          -----------    -----------

3. On October 30, 1997, the Company consummated the sale of certain assets used in its electronic publishing business for $35,000,000 in cash. The business sold included: i) the management of audiotex systems installed on customers' premises; ii) the creation and transmission by satellite of information for access by telephone callers; iii) the creation and provision of a variety of information for yellow pages publishers over the Internet;
iv) the sale of advertising sponsorships to various categories of audiotex information made available through yellow pages publishers' audiotex systems; and v) advertiser management services provided on behalf of yellow pages publishers whereby advertising entities are contacted from an outbound call center for periodic updating of their audiotex sponsorships and advertisements. Revenues related to the business sold were $3,450,000 for the three months ended June 30, 1997 and $6,403,000 for the six months ended June 30, 1997, and are included in "Services Revenues" in the accompanying financial statements.

4. Income taxes paid (refunded) during the six months ended June 30, 1998 and 1997 were ($1,486,000) and $715,000, respectively.

     Interest paid during the six months ended June 30, 1998 and 1997 was $28,000 and $59,000, respectively.

5. The Company has adopted Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. Other comprehensive income (expense), consists of foreign currency translation of ($50,000) and $168,000 for the three months ended June 30, 1998 and 1997, respectively, and $69,000 and ($880,000) for the six months ended June 30, 1998 and 1997, respectively. Total comprehensive income (loss) was $1,169,000 and ($4,708,000) for the three months ended June 30, 1998 and 1997, respectively, and $1,984,000 and ($4,465,000) for the six months ended June 30, 1998 and 1997, respectively.

6. Following is a reconciliation of the weighted average shares used to compute basic and diluted earnings per share (in thousands):

                                                                Three Months Ended               Six Months Ended
                                                                      June 30,                       June 30,
                                                                ----------------------        ---------------------
                                                                 1998           1997           1998           1997
                                                                ------         ------         ------         ------
Basic weighted average shares outstanding . . . . . . .         12,158         11,833         12,108         11,832
Options . . . . . . . . . . . . . . . . . . . . . . . .            230            122            186            240
                                                                ------         ------         ------         ------
Diluted weighted average shares outstanding . . . . . .         12,388         11,955         12,294         12,072
                                                                ------         ------         ------         ------
                                                                ------         ------         ------         ------

7. Revenues from sales of systems generally are recognized upon shipment. However, on occasion the Company enters into contracts for the sale of large systems that require substantial software development in addition to hardware. The Company entered into such an agreement with AT&T in December 1997 (the "AT&T Contract"). Revenues for this contract are recognized using the percentage of completion basis, measured by the percentage of costs incurred to date to estimated total costs required for the specific contract. Excess of costs and earnings over billings are included in accounts receivable.

     Costs and estimated earnings on this specific contract consisted of the following as of June 30, 1998 (in thousands):

Costs incurred and estimated earnings on specific contract. . . . . .     $     8,551
Less billings to date . . . . . . . . . . . . . . . . . . . . . . . .           7,349
                                                                          -----------
Excess of costs and earnings over billings. . . . . . . . . . . . . .     $     1,202
                                                                          -----------
                                                                          -----------

                          PART I:   FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1997

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

     Total revenues increased $10,000,000, or 34.3%, for the three months, and
$8,765,000, or 14.6%, for the six months ended June 30, 1998.   Revenues of the
Company's electronic publishing division were $3,450,000 and $6,403,000 for the three months and six months ended June 30, 1997, respectively. The electronic publishing division was sold in October 1997, and no revenues have been recorded for this division during 1998. With revenues from this division excluded from 1997 results, total revenues would have increased $13,450,000, or 52.3%, and $15,168,000, or 28.2%, for the three months and six months ended June 30, 1998, respectively.

     Systems revenues increased $9,806,000, or 58.5%, for the three months ended June 30, and $8,648,000, or 24.1%, for the six months ended June 30. Both business systems revenues and network systems revenues increased for the three months and six months ended June 30, as shown in the following table:

                                  SYSTEMS REVENUES
                                   (IN THOUSANDS)

                                                     Three Months Ended
                                                          June 30,
                                                 ---------------------------     % Increase
                                                     1998           1997         (Decrease)
                                                 -----------    -----------      ----------
Business systems. . . . . . . . . . . . . . .    $     7,598    $     3,507         116.6%
Network systems . . . . . . . . . . . . . . .         18,978         13,263          43.1%
                                                 -----------    -----------          -----
Total . . . . . . . . . . . . . . . . . . . .    $    26,576    $    16,770          58.5%
                                                 -----------    -----------
                                                 -----------    -----------

                                                      Six Months Ended
                                                          June 30,
                                                 ---------------------------     % Increase
                                                     1998           1997         (Decrease)
                                                 -----------    -----------      ----------
Business systems. . . . . . . . . . . . . . .    $    13,508    $     8,663          55.9%
Network systems . . . . . . . . . . . . . . .         31,016         27,213          14.0%
                                                 -----------    -----------          -----
Total . . . . . . . . . . . . . . . . . . . .    $    44,524    $    35,876          24.1%
                                                 -----------    -----------
                                                 -----------    -----------


     The increase in business systems revenues of $4,091,000, or 116.6%, for the three months, and $4,845,000, or 55.9%, for the six months ended June 30, 1998 was primarily due to the sale of several large systems to new and existing customers. Network systems revenues increased $5,715,000, or 43.1%, for the three months, and $3,803,000, or 14.0%, for the six months ended June 30. This increase was due primarily to the recognition of a portion of the revenues from the AT&T Contract.

     Services revenues increased $194,000, or 1.6%, for the three months, and $117,000, or 0.5%, for the six months ended June 30, 1998. In 1997, services revenues included revenues of the electronic publishing division, which was sold in October 1997. Revenues of this division are included in managed services and information services. With revenues of this division excluded from the 1997 results, services revenues would have increased $3,644,000, or 40.8%, and $6,520,000, or 36.5%, for the three months and six months ended June 30, respectively. The breakdown of services revenues is shown in the following table:

                                 SERVICES REVENUES
                                   (IN THOUSANDS)

                                                     Three Months Ended
                                                          June 30,
                                                 ---------------------------     % Increase
                                                     1998           1997         (Decrease)
                                                 -----------    -----------      ----------
Managed services. . . . . . . . . . . . . . .    $     3,815    $     3,851          (0.9)%
Service contract and repair . . . . . . . . .          3,767          3,614           4.2%
Information services. . . . . . . . . . . . .             --          1,470             --
Telecommunications management
   services . . . . . . . . . . . . . . . . .          4,987          3,440          45.0%
                                                 -----------    -----------          -----
Total . . . . . . . . . . . . . . . . . . . .    $    12,569    $    12,375           1.6%
                                                 -----------    -----------
                                                 -----------    -----------

                                                     Six Months Ended
                                                          June 30,
                                                 ---------------------------     % Increase
                                                     1998           1997         (Decrease)
                                                 -----------    -----------      ----------
Managed services. . . . . . . . . . . . . . .    $     7,726    $     7,123           8.5%
Service contract and repair . . . . . . . . .          7,283          7,375          (1.2)%
Information services. . . . . . . . . . . . .             --          2,961             --
Telecommunications management
   services . . . . . . . . . . . . . . . . .          9,367          6,800          37.8%
                                                 -----------    -----------          -----
Total . . . . . . . . . . . . . . . . . . . .    $    24,376    $    24,259           0.5%
                                                 -----------    -----------
                                                 -----------    -----------

     Managed services revenues decreased $36,000, or 0.9%, for the three months ended June 30, 1998, and increased $603,000, or 8.5%, for the six months ended June 30, 1998. The 1997 results included revenues of $1,980,000 for the three months, and $3,442,000 for the six months ended June 30 that are attributed to the electronic publishing division. Excluding the revenues from 1997, managed services revenues would have increased $1,944,000, or 103.9%, for the three months, and $4,045,000, or 109.9%, for the six months ended June 30. These increases were primarily due to the commencement of contracts for the Company to provide prepaid calling services to North American and European telecommunications providers.

     Service contract and repair revenues increased $153,000, or 4.2%, for the three months ended June 30, 1998 and decreased $92,000, or 1.2%, for the six months ended June 30, 1998. The decrease in revenues was primarily due to a decline in the number of installations performed during the period.
Installation revenues are recognized as systems are installed, and may fluctuate due to customers' timing requirements or the Company's mix of system sales, upgrades and software development.

     No information services revenue was recorded in 1998 due to the sale of the electronic publishing division in October 1997.

     Telecommunications management services consists of three principal products: software and managed services, professional services and billing verification services. Revenues increased $1,547,000, or 45.0%, for the three months, and $2,567,000, or 37.8%, for the six months ended June 30, 1998. This overall increase is primarily due to an increase in software and managed services revenues due to an increase in the number of customers, and an increase in billing verification revenues due to an increase in the average size of refunds during the quarter.

     Cost of systems sales increased $6,962,000, or 93.2%, for the three months, and $6,705,000, or 41.5%, for the six months ended June 30, 1998. As a percentage of systems sales, actual costs increased to 54.3% in 1998, compared to 44.5% in 1997, for the three months ended June 30, and increased to 51.4% in 1998, compared to 45.0% in 1997, for the six months ended June 30. Actual costs increased due primarily to an increase in the number of systems shipped by the Company, including costs related to the AT&T Contract. The increases as a percentage of revenues were due primarily to the lower margin recognized on the AT&T Contract, and an increase in costs associated with the Company's European operations. Systems sales for the quarter ended June 30, 1998 included a larger number of customized sales, which have a higher cost of sales and, therefore, lower margins.

     Cost of services increased $293,000, or 4.1%, for the three months, and $183,000, or 1.3%, for the six months ended June 30, 1998. As a percentage of services revenues, these costs were 59.6% in 1998, compared to 58.1% in 1997, for the three months, and 58.3% in 1998 compared to 57.8% in 1997, for the six months ended June 30. If the costs associated with the electronic publishing division were removed from the 1997 results, on a comparative basis, costs would have increased $2,027,000, or

37.1%, for the three months, and $3,344,000, or 30.8%, for the six months ended June 30, and as a percentage of revenues would have declined to 59.6% in 1998, from 61.2% in 1997, for the three months ended, and to 58.3% in 1998, from 60.8% in 1997, for the six months ended June 30. The increases in actual costs were due primarily to the commencement of contracts under which the Company provides prepaid calling services on a managed services basis. The improvement in margins was due to the receipt of a set-up fee from a new customer.

     Research and engineering expenses increased $552,000, or 16.8%, for the three months, and $984,000, or 15.5%, for the six months ended June 30, 1998. The increase in actual expenditures was due to an increase in staff dedicated to designing new products and enhancing existing products. As a percentage of revenues, these expenses decreased to 9.8% in 1998, compared to 11.3% in 1997, for the three months ended June 30, and slightly increased to 10.7% in 1998, compared to 10.6% in 1997, for the six months ended June 30. The Company typically targets its annual engineering expenditures based upon annual revenue goals. Fluctuations in engineering expenditures as a percentage of sales in a given quarter are generally due to fluctuations from revenue goals, or variances from budgeted expenditures. The Company believes that it must continue to increase spending on research and engineering activities in absolute terms in order to remain competitive in the voice and call processing market. Such expenses could continue to increase as a percentage of revenues as well.

     Selling, general and administrative expenses decreased $137,000, or 1.2%, for the three months, and $325,000, or 1.5%, for the six months ended June 30, 1998. As a percentage of revenues, these expenses decreased to 29.6% from 40.2% for the three months ended June 30, and decreased to 31.6% from 36.7% for the six months ended June 30. The decline in actual costs was due to the restructuring of the Company in June 1997. The restructuring resulted in an approximate 12% decrease in the number of employees performing sales and marketing functions. The decrease as a percentage of revenues was due to a larger revenue base over which to spread the fixed costs of operations.

     The effective income tax rate for the three months ended June 30, 1998 was 41%, compared to 34% in 1997, and for the six months ended June 30, 1998 was 43%, compared to 32% in 1997. The variances from the United States statutory rate for 1998, and the increase from 1997, were due primarily to losses by certain of the Company's foreign subsidiaries for which the benefit received was less than the United States effective rate.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1998, the Company had a current ratio of 2.7 to 1 and working capital of $50,997,000, compared to a current ratio of 2.5 to 1 and working capital of $51,046,000 at December 31, 1997.

     Cash flows from operating activities utilized net cash of $12,089,000 for the six months ended June 30, 1998, principally due to increases in accounts receivable and inventory. The increase in accounts receivable is due to an increase in sales, and to extended terms granted to certain customers under long-term contracts. The increase in inventory is primarily due to the purchase of parts required to fulfill a large contract to be delivered in stages beginning in the second quarter through the fourth quarter. The Company expects that it will experience additional increases in both accounts receivable and inventory in the short term, and that it will continue to utilize cash for at least the next two fiscal quarters.

     The Company maintains a $10,000,000 line of credit that is used from time to time to fund short-term cash requirements. There were no borrowings outstanding under the line as of June 30, 1998.

     The Company regularly invests excess funds in short-term securities, such as bankers' acceptances, government obligations and variable rate demand notes, having maturities up to one year. Management believes that restricting investments to these types of securities maximizes financial flexibility and minimizes exposure to interest rate and market risks. The Company utilizes these investments as sources of liquidity, to the extent that cash requirements exceed short-term cash receipts.

     The Company has no additional capital commitments, and believes that funds on hand and the availability of its line of credit will provide sufficient sources of funds to meet all capital requirements for at least the next twelve months. The Company believes that it has adequate borrowing capacity to fund its long-term objectives as well.

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

CERTAIN FACTORS TO BE CONSIDERED

     UNCERTAINTY OF REVENUES. The Company has historically operated with very little backlog. There are no long-term supply agreements with customers and, as a result, revenues in any quarter are dependent upon orders that are received and shipped during the quarter. Further, a large percentage of any quarter's system shipments are recorded in the last month of the quarter. Consequently, quarterly revenues and operating results will depend on the volume and timing of new orders received during a quarter, which are difficult to predict. Failure to receive adequate amounts of new orders could adversely affect revenues and operating results, and such shortfalls may not be known until very late in any quarter.

     INTERNATIONAL OPERATIONS. The Company faces a number of risks in conducting its international business that do not affect its domestic business, including greater concentration of business with fewer customers, longer payment cycles, greater difficulty in accounts receivable collection and difficulty in staffing and managing foreign subsidiary operations. The Company has recently experienced a decline in sales made into Europe, the Middle East and Africa. As a result of this decline, the Company has restructured its European operations and formed global product marketing organizations.

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

     PRODUCT DEVELOPMENT. The voice processing industry is subject to rapid technological change, including continuing improvements in hardware and software performance. In order to maintain its competitive position, the Company must continually release new products and develop enhancements and new features for its existing products on a timely basis. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis, product modifications or enhancements, or new products that respond to technological advances by others, or that such new or enhanced products or features will adequately and competitively address the needs of the marketplace. Because of the increasing complexity of the Company's products, these efforts can be expected to continue to increase in technical difficulty. Moreover, the Company must manage product transitions successfully, since announcements or introductions, or the perception that such events are likely to occur, by either the Company or its competitors, could adversely affect sales of existing products.

     TELECOMMUNICATIONS MANAGEMENT SERVICES. The Company's telecommunications management services revenues have fluctuated significantly since this division was acquired in August 1995. In addition, gross margins have fluctuated due to a shift in revenues away from high margin billing verification revenues to lower margin software and professional services revenues. Although the Company believes that the prospects for this business remain promising on a long-term basis, it is currently evaluating the strategic significance of this business unit, and because of its inconsistent operating results, may choose to sell or otherwise dispose of this business unit.

     DEPENDENCE ON CERTAIN PERSONNEL. The Company's success is largely dependent upon its ability to attract and retain qualified employees, especially technical employees and executives. There exists substantial competition for highly qualified personnel and there can be no assurance that the Company will be successful in hiring and retaining the required personnel.

     AT&T CONTRACT. On December 18, 1997, the Company announced that it had signed an agreement with AT&T Corp. to provide enhanced telecommunications products. The initial order under this contract was for approximately $25 million, representing the largest single contract in the Company's history. Fulfillment of this contract, which began during the second quarter of 1998, has required and will continue to require extensive software development, integration and testing. The contract provides for substantial financial penalties in the event that the product is not timely delivered, causes a network outage or fails to meet service availability requirements.
Therefore, the failure of the Company to fulfill its obligations under this contract would be expected to materially and adversely affect the Company's operating results and financial condition. The Company has failed to meet certain delivery dates required by the contract, in part due to changes in specifications and delivery requirements by the customer. The Company is currently attempting to accelerate development and to provide an alternative means for the customer to operate the intended service. AT&T has not asserted any penalties under the contract, and has not indicated an intention to do so. There is no assurance, however, that should the customer assert such penalties in a future period, that the Company will prevail.

     SOLE SOURCE OF SUPPLY. For quality control, ease of development and purchasing efficiencies, the Company has elected to purchase components from one supplier. Although the Company has been able to obtain supplies of these components in a timely manner, the interruption in supply of any of these components could have an adverse impact on the Company's revenues and operating results. While the Company believes that other suppliers could provide required components in the event of an interruption in supply, a change in suppliers could cause a delay in manufacturing and a possible loss of sales, which would adversely affect operating results.

     PROPRIETARY RIGHTS. The Company has periodically received, and may receive in the future, communications from third parties asserting patent rights or copyrights on certain of the Company's products and product features. The Company believes that its products and other proprietary rights do not infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future, or that any such claims will not require the Company to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of such claims. There also can be no assurance that the Company will be able to obtain licenses to disputed third party technology or that such licenses, if available, would be available on commercially reasonable terms.

     VOLATILITY OF COMMON STOCK PRICE. The market for the Company's stock is highly volatile. Any variance in operating results from analysts' expectations or changes in estimated results by industry analysts could have an adverse affect on the trading price of the Company's common stock in a given period. Furthermore, in recent years the market prices of securities of many high technology companies have experienced extreme fluctuations, in many cases for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's common stock.

     YEAR 2000 COMPLIANCE. In 1997, the Company began the process of identifying and determining the appropriate resolution to all of the Company's issues relating to the "Millennium Bug". These issues arise because of the date sensitive software programs which use two digits to define the applicable year, resulting in interpretation of a date using "00" as the year 1900 rather than 2000. This could result in miscalculations or a major system failure. The Company has concluded that if no action is taken to avoid the consequences, its Year 2000 issues will have a material effect on the Company's results of operations and financial condition.

     Areas which require remediation are: 1) in-house systems and software programs used to run the business; 2) products sold to the Company's customers; and 3) systems and services provided by vendors.

     The Company has reviewed its in-house systems for compliance and determined that all systems will be affected. During 1997, the Company began the conversion of its accounting, inventory, manufacturing control and human resources systems to a new system in order to provide more efficient management information throughout the Company. The conversion was completed in 1998 at a cost of approximately $2 million and the new system is Year 2000 compliant. All remaining in-house computer systems have been identified, including operating systems and applications software, and studies are currently being conducted to determine which programs are compliant and which are not. The Company estimates that approximately half of its systems are currently compliant. Non-compliant systems must be replaced or abandoned prior to the beginning of 2000. The Company estimates the cost of replacing the remaining non-compliant systems to be approximately $1.5 million.

     Each of the Company's products sold or licensed to customers must be evaluated for Year 2000 compliance. The Company must determine which products will be discontinued, and which products will be made compliant.
The Company has completed an inventory of its products in the field, and is in the process of establishing revision levels and dates by which each product will be Year 2000 compliant. Each product must have an agreed upon test plan, engineering plan, and a plan for notifying customers of product revisions and phase-outs. The Company is unable to estimate the cost of completing this effort, but believes that it will be material. However, the Company believes that it may be able to charge for integration and installation of compliant systems, and that such charges will offset a substantial portion of the cost to be incurred. Failure to complete plans for each product, or failure to execute such plans, will have a material impact on the Company's sales, as it will be unable to compete with companies which offer Year 2000 compliant products.

     The Company purchases components and services which must be evaluated for Year 2000 compliance. The Company has divided its vendors into those who supply critical services, manufacturing suppliers and manufacturing contractors. The Company intends to obtain certification from each of its material vendors as to its Year 2000 compliance. The Company believes that the costs to evaluate its key vendors and obtain certification will not be material.

     Despite the Company's intent to complete the modifications necessary to be Year 2000 compliant, there exists the risk that the Company will be unable to complete all tasks required in a timely manner, or that certain systems could be overlooked. Should the required modifications not be made, or should they not be completed in a timely manner, this issue could materially and adversely affect the Company's operating results and financial condition. Furthermore, the majority of the effort described above will be performed by the Company's employees. During the period such employees are completing Year 2000 remediation, they will be unavailable to perform other tasks that may be beneficial to the Company.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                             PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders of the Company held on May 12, 1998, the Company's stockholders:

     (a)  elected the following to serve as Directors of the Company:

                                      For                        Abstain
                                   ----------                    -------
          Stanley G. Brannan       10,582,540                    35,200
          Perry E. Esping          10,529,961                    35,200
          C. MacKay Ganson, Jr.    10,528,040                    35,200
          David S. Gergacz         10,486,214                    35,200
          John F. Kelsey, III      10,544,782                    35,200
          Alan C. Maltz            10,505,798                    35,200
          Scott A. Maltz           10,485,586                    35,200

     (b) approved an amendment to the Company's 1994 Employee Stock Purchase Plan by a vote of 10,146,623 shares in favor, 363,691 shares against and 48,160 shares abstaining; and

     (c) ratified the appointment of Arthur Andersen LLP to serve as the Company's independent public accountants for 1998 by a vote of 10,514,421 shares in favor, 16,834 shares against and 27,220 shares abstaining.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

     (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                     SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:   August 13, 1998

                                   BRITE VOICE SYSTEMS, INC.

                                   /s/ Glenn A. Etherington
                                  ----------------------------------
                                   Glenn A. Etherington
                                   Chief Financial Officer
                                   Duly Authorized Officer on behalf of the
                                   Registrant