Form 10-Q
period 1998-09-30
BRITE VOICE SYSTEMS INC
filed 1998-11-16
CIK 852637

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                             ---------------------------

                                     FORM 10-Q


[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1998

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

As of November 9, 1998, 12,215,540 shares of the registrant's common stock were outstanding.


                              TOTAL NUMBER OF PAGES:  18

                              BRITE VOICE SYSTEMS, INC.

                                        INDEX

                                                                                                Page
                                                                                                ----
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets - September 30, 1998 and December 31, 1997. . . . . .     3

           Consolidated Statements of Income - Three and Nine Months Ended
              September 30, 1998 and 1997. . . . . . . . . . . . . . . . . . . . . . . . . .     5

           Consolidated Statements of Cash Flows - Nine Months Ended
              September 30, 1998 and 1997. . . . . . . . . . . . . . . . . . . . . . . . . .     6

           Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . .     7

  Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . .     9

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk. . . . . . . . . . . .    16

PART II.   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . .    17

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18



                          SEE NOTES TO FINANCIAL STATEMENTS

                            PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                             BRITE VOICE SYSTEMS, INC.
                            CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE DATA)

                                       ASSETS


                                                                      September 30,        December 31,
                                                                          1998                1997
                                                                      -------------        ------------
                                                                      (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents . . . . . . . . . . . . . . . . . .        $  3,204            $ 26,979
   Accounts receivable, less allowance for doubtful accounts:
      1998 - 1,626; 1997 - 1,366 . . . . . . . . . . . . . . . .          57,468              36,457
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . .          24,036              13,788
   Prepaid expenses and other. . . . . . . . . . . . . . . . . .           6,863               8,738
                                                                        --------            --------
      Total Current Assets . . . . . . . . . . . . . . . . . . .          91,571              85,962
                                                                        --------            --------

PROPERTY AND EQUIPMENT
   Land, building and improvements . . . . . . . . . . . . . . .           3,074               3,074
   Furniture and equipment . . . . . . . . . . . . . . . . . . .          26,190              17,319
                                                                        --------            --------
                                                                          29,264              17,319
   Less accumulated depreciation . . . . . . . . . . . . . . . .         (10,601)             (7,163)
                                                                        --------            --------
      Total Property and Equipment . . . . . . . . . . . . . . .          18,663              13,230
                                                                        --------            --------

OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . .           6,044               5,838
                                                                        --------            --------

      TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . .        $116,278            $105,030
                                                                        --------            --------
                                                                        --------            --------

                          SEE NOTES TO FINANCIAL STATEMENTS

                              BRITE VOICE SYSTEMS, INC.
                             CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARE DATA)

                         LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                      September 30,        December 31,
                                                                          1998                1997
                                                                      -------------        ------------
                                                                      (Unaudited)
CURRENT LIABILITIES
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . .       $  22,474           $  10,552
   Accrued salaries and wages. . . . . . . . . . . . . . . . . .           3,917               2,975
   Other accrued expenses. . . . . . . . . . . . . . . . . . . .           1,163               3,578
   Deferred revenue. . . . . . . . . . . . . . . . . . . . . . .           4,726               5,022
   Customer deposits . . . . . . . . . . . . . . . . . . . . . .           5,892              11,530
   Income taxes payable. . . . . . . . . . . . . . . . . . . . .           2,930               1,259
                                                                       ---------           ---------
      Total Current Liabilities. . . . . . . . . . . . . . . . .          41,102              34,916
                                                                       ---------           ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, no par value; authorized 10,000,000 shares;
      none issued and outstanding. . . . . . . . . . . . . . . .              --                  --
   Common stock, no par value; authorized 30,000,000 shares;
      Issued 12,215,540 shares - 1998; 12,032,280 shares - 1997.          44,904              43,714
   Retained earnings . . . . . . . . . . . . . . . . . . . . . .          29,849              26,620
   Accumulated other comprehensive income. . . . . . . . . . . .             423                (220)
                                                                       ---------           ---------
      Total Stockholders' Equity . . . . . . . . . . . . . . . .          75,176              70,114
                                                                       ---------           ---------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . .       $ 116,278           $ 105,030
                                                                       ---------           ---------
                                                                       ---------           ---------

                          SEE NOTES TO FINANCIAL STATEMENTS

                             BRITE VOICE SYSTEMS, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                         (IN THOUSANDS, EXCEPT SHARE DATA)


                                                 Three Months Ended             Nine Months Ended
                                                    September 30,                  September 30,
                                                 1998           1997           1998           1997
                                                 ----           ----           ----           ----
                                                      (Unaudited)                   (Unaudited)
REVENUES
  Systems. . . . . . . . . . . . . . . . . .  $  25,851      $  16,243      $  70,375      $  52,119
  Services . . . . . . . . . . . . . . . . .     14,403         13,184         38,779         37,443
                                              ---------      ---------      ---------      ---------
                                                 40,254         29,427        109,154         89,562
                                              ---------      ---------      ---------      ---------

COSTS AND EXPENSES
  Cost of Sales:
    Systems. . . . . . . . . . . . . . . . .     13,680          7,700         36,545         23,860
    Services . . . . . . . . . . . . . . . .      8,702          7,537         22,911         21,563
  Research and engineering . . . . . . . . .      3,754          3,337         11,094          9,693
  Selling, general and administrative. . . .     11,980         10,716         33,754         32,815
  Restructuring, relocation and other. . . .         --          1,543             --          8,328
                                              ---------      ---------      ---------      ---------
                                                 38,116         30,833        104,304         96,259
                                              ---------      ---------      ---------      ---------

INCOME (LOSS) FROM OPERATIONS. . . . . . . .      2,138         (1,406)         4,850         (6,697)

OTHER INCOME (EXPENSE), NET. . . . . . . . .        (65)            24            558             61
                                              ---------      ---------      ---------      ---------

INCOME (LOSS) BEFORE TAXES . . . . . . . . .      2,073         (1,382)         5,408         (6,636)

PROVISION (CREDIT) FOR
  INCOME TAXES . . . . . . . . . . . . . . .        759           (414)         2,179         (2,083)
                                              ---------      ---------      ---------      ---------

NET INCOME (LOSS). . . . . . . . . . . . . .  $   1,314      $    (968)     $   3,229      $  (4,553)
                                              ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------

BASIC EARNINGS (LOSS) PER SHARE. . . . . . .  $     .11      $    (.08)     $     .27      $    (.38)
                                              ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------
DILUTED EARNINGS (LOSS) PER SHARE. . . . . .  $     .11      $    (.08)     $     .26      $    (.38)
                                              ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------

                          SEE NOTES TO FINANCIAL STATEMENTS

                              BRITE VOICE SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)



                                                               Nine Months Ended
                                                                  September 30,
                                                            1998                1997
                                                            ----                ----
                                                                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) . . . . . . . . . . . . . . .        $  3,229           $  (4,553)
   Items not requiring (providing) cash:
      Depreciation and amortization. . . . . . . .           3,342               3,155
      Discount recorded for warrant. . . . . . . .           1,665                  --
      Deferred tax asset . . . . . . . . . . . . .             161                (145)
      Restructuring, relocation and other. . . . .              --               3,328
   Changes in:
      Accounts receivable. . . . . . . . . . . . .         (22,222)             (4,213)
      Inventories. . . . . . . . . . . . . . . . .          (9,868)             (2,260)
      Accounts payable and accrued expenses. . . .          10,436               3,285
      Other current assets and liabilities . . . .          (2,387)             (6,540)
                                                          --------            --------
        Net cash used in operating activities. . .         (15,644)             (7,943)
                                                          --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment, net . . . .          (8,585)             (3,516)
   (Increase) decrease in other assets . . . . . .              75              (1,296)
   Proceeds from sale of property and equipment. .              --                  --
                                                          --------            --------
        Net cash used in investing activities. . .          (8,510)             (4,812)
                                                          --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock. . . . . . . . . . . .              --                  --
   Exercise of stock options . . . . . . . . . . .           1,190                 774
   Principal payments on debt. . . . . . . . . . .              --                  --
   Short-term borrowings . . . . . . . . . . . . .              --               6,751
                                                          --------            --------
        Net cash provided by financing activities.           1,190               7,525
                                                          --------            --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH. . . . . .            (811)               (293)
                                                          --------            --------
DECREASE IN CASH AND CASH EQUIVALENTS. . . . . . .         (23,775)             (5,523)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD . .          26,979               8,084
                                                          --------            --------
CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . .        $  3,204            $  2,561
                                                          --------            --------
                                                          --------            --------

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

2.   Inventories consist of the following (in thousands):

                                             September 30,        December 31,
                                                 1998                1997
                                             -------------        ------------
          Purchased parts. . . . . . . . . .  $  10,696            $  5,417
          Work in progress . . . . . . . . .     11,028               5,401
          Finished goods . . . . . . . . . .      2,312               2,970
                                              ---------            --------
                                              $  24,036            $ 13,788
                                              ---------            --------
                                              ---------            --------

3. The Company has adopted Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. Other comprehensive income (expense), consists of foreign currency translation of $574,000 and ($402,000) for the three months ended September 30, 1998 and 1997, respectively and $643,000 and ($1,282,000) for the nine months ended September 30, 1998 and 1997, respectively. Total comprehensive income
     (loss) was $1,888,000 and ($1,370,000) for the three months ended September 30, 1998 and 1997, respectively, and $3,872,000 and ($5,835,000) for the nine months ended September 30, 1998 and 1997, respectively.

4. Income taxes paid (refunded) during the nine months ended September 30, 1998 and 1997 were ($108,000) and $1,469,000, respectively.

     Interest paid during the nine months ended September 30, 1998 and 1997 was $89,000 and $183,000, respectively.

5. Following is a reconciliation of the weighted average shares used to compute basic and diluted earnings per share (in thousands):


                                                      Three Months Ended         Nine Months Ended
                                                         September 30,             September 30,
                                                      ------------------         ------------------
                                                       1998        1997           1998        1997
                                                      ------      ------         ------      ------
     Basic weighted average shares outstanding . .    12,215      11,901         12,144      11,840
     Options . . . . . . . . . . . . . . . . . . .       186         127            185         202
                                                      ------      ------         ------      ------
     Diluted weighted average shares outstanding .    12,401      12,028         12,329      12,042
                                                      ------      ------         ------      ------
                                                      ------      ------         ------      ------

6. Revenues from sales of systems generally are recognized upon shipment. However, on occasion the Company enters into contracts for the sale of large systems that require substantial software development in addition to hardware. The Company entered into such an agreement with AT&T in December 1997 (the "AT&T Contract"). Revenues for this contract are recognized using the percentage of completion basis, measured by the percentage of costs incurred to date to estimated total costs required for the specific contract. Excess of costs and earnings over billings are included in accounts receivable.

     Costs and estimated earnings on this specific contract consisted of the following as of September 30, 1998 (in thousands):

     Costs incurred and estimated earnings on specific contract.   $  19,149
     Less billings to date . . . . . . . . . . . . . . . . . . .      15,768
                                                                   ---------
     Excess of costs and earnings over billings. . . . . . . . .   $   3,381
                                                                   ---------
                                                                   ---------

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

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

     Total revenues increased $10,827,000, or 36.8%, for the three months, and
$19,592,000, or 21.9%, for the nine months ended September 30, 1998.   Revenues
of the Company's electronic publishing division were $3,401,000 and $9,804,000 for the three months and nine months ended September 30, 1997, respectively. The electronic publishing division was sold in October 1997, and no revenues have been recorded for this division during 1998. With revenues from this division excluded from 1997 results, total revenues would have increased $14,228,000, or 54.7%, and $29,396,000, or 36.9%, for the three months and nine months ended September 30, 1998, respectively.

     Systems revenues increased $9,608,000, or 59.2%, for the three months ended September 30, 1998, and $18,256,000, or 35.0%, for the nine months ended September 30, 1998. Both business systems revenues and network systems revenues increased for the three months and nine months ended September 30, as shown in the following table:

                                   SYSTEMS REVENUES
                                    (IN THOUSANDS)

                                                     Three Months Ended
                                                        September 30,
                                                    --------------------
                                                      1998       1997       % Increase
                                                    --------   --------     ----------
     Business systems. . . . . . . . . . . . . . .  $  6,659   $  5,819        14.4%
     Network systems . . . . . . . . . . . . . . .    19,192     10,424        84.1%
                                                    --------   --------        -----
     Total . . . . . . . . . . . . . . . . . . . .  $ 25,851   $ 16,243        59.2%
                                                    --------   --------
                                                    --------   --------

                                                     Nine Months Ended
                                                        September 30,
                                                    --------------------
                                                      1998       1997       % Increase
                                                    --------   --------     ----------
     Business systems. . . . . . . . . . . . . . .  $ 20,167   $ 14,482        39.3%
     Network systems . . . . . . . . . . . . . . .    50,208     37,637        33.4%
                                                    --------   --------        -----
     Total . . . . . . . . . . . . . . . . . . . .  $ 70,375   $ 52,119        35.0%
                                                    --------   --------
                                                    --------   --------


     The increase in business systems revenues of $840,000, or 14.4%, for the three months, and $5,685,000, or 39.3%, for the nine months ended September 30, 1998 was primarily due to the sale of several large systems to new and existing customers. Network systems revenues increased $8,768,000, or 84.1%, for the three months, and $12,571,000, or 33.4%, for the nine months ended September 30, 1998. This increase was due primarily to the recognition of revenues from the AT&T Contract.

     Services revenues increased $1,219,000, or 9.3%, for the three months, and $1,336,000, or 3.6%, for the nine months ended September 30, 1998. In 1997, services revenues included revenues of the electronic publishing division, which was sold in October 1997. Revenues of this division are included in managed services and information services. With revenues of this division excluded from the 1997 results, services revenues would have increased $4,620,000, or 47.2%, and $11,140,000, or 40.3%, for the three months and nine months ended September 30, 1998, respectively. The breakdown of services revenues is shown in the following table:

                                  SERVICES REVENUES
                                    (IN THOUSANDS)

                                                     Three Months Ended
                                                        September 30,
                                                    --------------------
                                                      1998       1997       % Increase
                                                    --------   --------     ----------
     Managed services. . . . . . . . . . . . . . .  $  5,424   $  3,637        49.1%
     Service contract and repair . . . . . . . . .     4,174      3,656        14.2%
     Information services. . . . . . . . . . . . .        --      1,470          --
     Telecommunications management
       services. . . . . . . . . . . . . . . . . .     4,805      4,421         8.7%
                                                   ---------    -------         ----
     Total . . . . . . . . . . . . . . . . . . . . $  14,403    $13,184         9.3%
                                                   ---------    -------
                                                   ---------    -------

                                                      Nine Months Ended
                                                        September 30,
                                                    --------------------
                                                      1998       1997       % Increase
                                                    --------   --------     ----------
     Managed services. . . . . . . . . . . . . . .  $ 13,150   $ 10,760        22.2%
     Service contract and repair . . . . . . . . .    11,457     11,031         3.9%
     Information services. . . . . . . . . . . . .        --      4,431          --
     Telecommunications management
       services. . . . . . . . . . . . . . . . . .    14,172     11,221        26.3%
                                                    --------   --------        -----
     Total . . . . . . . . . . . . . . . . . . . .  $ 38,779   $ 37,443         3.6%
                                                    --------   --------
                                                    --------   --------

     Managed services revenues increased $1,787,000, or 49.1%, for the three months ended September 30, 1998, and $2,390,000, or 22.2%, for the nine months ended September 30, 1998. The 1997 results included revenues of $1,931,000 for the three months, and $5,373,000 for the nine months ended September 30 that are attributed to the electronic publishing division. Excluding the revenues from 1997, managed services revenues would have increased $3,718,000, or 217.9%, for the three months, and $7,763,000, or 144.1%, for the nine months ended September 30, 1998. These increases were primarily due to the commencement of contracts for the Company to provide prepaid calling services to North American and European telecommunications providers.

     Service contract and repair revenues increased $518,000, or 14.2%, for the three months ended September 30, 1998 and $426,000, or 3.9%, for the nine months ended September 30, 1998. These increases in revenues were primarily due to an increase in the number of installations performed during the period. Installation revenues are recognized as systems are installed, and may fluctuate due to customers' timing requirements or the Company's mix of system sales, upgrades and software development.

     No information services revenue was recorded in 1998 due to the sale of the electronic publishing division in October 1997.

     Telecommunications management services consists of three principal products: software and managed services, professional services and billing verification services. Revenues increased $384,000, or 8.7%, for the three months, and $2,951,000, or 26.3%, for the nine months ended September 30, 1998. These overall increases are primarily due to an increase in the number of customers for the Company's software and managed services, and an increase in the average size of billing verification refunds received during the quarter.

     Cost of systems sales increased $5,980,000, or 77.7%, for the three months, and $12,685,000, or 53.2%, for the nine months ended September 30, 1998. As a percentage of systems sales, actual costs increased to 52.9% in 1998, compared to 47.4% in 1997, for the three months ended September 30, and increased to 51.9% in 1998, compared to 45.8% in 1997, for the nine months ended September
30. Actual costs increased due primarily to an increase in the number of systems shipped by the Company, including costs related to the AT&T Contract. The increases as a percentage of revenues were due primarily to the lower margin recognized on the AT&T Contract, and an increase in costs associated with the Company's European operations. System sales for the nine months ended September 30, 1998 included a larger number of customized sales, which have a higher cost of sales and, therefore, lower margins.

     Cost of services increased $1,165,000, or 15.5%, for the three months, and $1,348,000, or 6.3%, for the nine months ended September 30, 1998. As a percentage of services revenues, these costs were 60.4% in 1998, compared to 57.2% in 1997, for the three months, and 59.1% in 1998 compared to 57.6% in 1997, for the nine months ended September 30, 1998. If the costs associated with the electronic publishing division were removed from the 1997 results, on a comparative basis, costs would have increased $2,822,000, or 48.0%, for the three months, and $6,166,000, or 36.8%, for the nine months ended September 30, and as a percentage of revenues would have increased to 60.4% in 1998, from 60.1% in 1997, for the three months, and decreased to 59.1% in 1998, from 60.6% in 1997, for the nine months ended September 30.
The increases in actual costs were due primarily to the commencement of contracts under which the Company provides prepaid calling services on a managed services basis. The improvement in margins for the nine months ended September 30 was due to the receipt of a set-up fee from a new customer.

     Research and engineering expenses increased $417,000, or 12.5%, for the three months, and $1,401,000, or 14.5%, for the nine months ended September 30, 1998. The increase in actual expenditures was due to an increase in staff dedicated to designing new products and enhancing existing products. As a percentage of revenues, these expenses decreased to 9.3% in 1998, compared to 11.3% in 1997, for the three months ended September 30, and decreased to 10.2% in 1998, compared to 10.8% in 1997, for the nine months ended September 30. The Company typically targets its annual engineering expenditures based upon annual revenue goals. Fluctuations in engineering expenditures as a percentage of sales in a given quarter are generally due to fluctuations from revenue goals, or variances from budgeted expenditures. The Company believes that it must continue to increase spending on research and engineering activities in absolute terms in order to remain competitive in the voice and call processing market. Such expenses could continue to increase as a percentage of revenues as well.

     Selling, general and administrative expenses increased $1,264,000, or 11.8%, for the three months, and $939,000, or 2.9%, for the nine months ended September 30, 1998. As a percentage of revenues, these expenses decreased to 29.8% from 36.4% for the three months ended September 30, 1998 and 1997, respectively, and decreased to 30.9% from 36.6% for the nine months ended September 30, 1998 and 1997, respectively. The decline in actual costs was due to the restructuring of the Company in June 1997. The restructuring resulted in an approximate 12% decrease in the number of employees performing sales and marketing functions. The decreases as a percentage of revenues were due to a larger revenue base over which to spread the fixed costs of operations.

     The effective income tax rate for the three months ended September 30, 1998 was 37%, compared to 30% in 1997, and for the nine months ended September 30, 1998 was 40%, compared to 31% in 1997. The variances from the United States statutory rate for 1998, and the increase from 1997, were due primarily to losses by certain of the Company's foreign subsidiaries for which the benefit received was less than the United States effective rate.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1998, the Company had a current ratio of 2.2 to 1 and working capital of $50,469,000, compared to a current ratio of 2.5 to 1 and working capital of $51,046,000 at December 31, 1997.

     Cash flows from operating activities utilized net cash of $15,644,000 for the nine months ended September 30, 1998, principally due to increases in accounts receivable and inventory. The increase in accounts receivable is due to an increase in sales and to a number of large, complex contracts for which revenue recognition may precede the billing milestones. The Company expects that continued progress on these contracts will result in a reduction of accounts receivable in the next two quarters. The increase in inventory is primarily due to the purchase of parts required to fulfill several large contracts to be delivered in the fourth quarter, and the expectation that systems sales in general will continue to increase.

     The Company maintains a $10,000,000 line of credit that is used from time to time to fund short-term cash requirements. There were no borrowings outstanding under the line as of September 30, 1998.

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

CERTAIN FACTORS TO BE CONSIDERED

     UNCERTAINTY OF REVENUES. There are no long-term supply agreements with customers and, as a result, revenues in any quarter are dependent upon orders that are received and shipped during the quarter. Further, a large percentage of any quarter's system shipments are recorded in the last month of the quarter. Consequently, quarterly revenues and operating results will depend on the volume and timing of new orders received during a quarter, which are difficult to predict. In addition, quarterly revenues are dependent upon the delivery of contracts in the backlog and delays in delivery or increased costs could impact quarterly revenues and operating results. Failure to receive adequate amounts of new orders could adversely affect revenues and operating results, and such shortfalls may not be known until very late in any quarter.

     INTERNATIONAL OPERATIONS. The Company faces a number of risks in conducting its international business that do not affect its domestic business, including greater concentration of business with fewer customers, longer payment cycles, greater difficulty in accounts receivable collection and difficulty in staffing and managing foreign subsidiary operations. The Company has recently experienced a decline in sales made into Europe, the Middle East and Africa.
The Company has recently taken steps to integrate management, marketing, program management and engineering functions in the European area with those in the United States, in an attempt to both reduce costs and to provide substantially similar products on a global basis. The Company is unable to predict the affect these changes may have on European operations.

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

     PENDING SALE OF TELECOMMUNICATIONS MANAGEMENT SERVICES DIVISION. On September 18, 1998, the Company announced that it had entered into a letter of intent to sell the assets of its telecommunications management services division
(TSL) for $20 million in cash and $5 million in preferred stock to an undisclosed buyer. The TSL division is responsible for all of the telecommunications management services revenues reflected in the accompanying financial statements, amounting to $4,805,000 for the three months, and $14,172,000 for the nine months ended September 30, 1998. There can be no assurance that this transaction will be consummated. Further, if the transaction is not consummated, there exists the possibility that the negotiations could have a negative impact on employees and customers, which could have a material impact on revenues and operating results.

     DEPENDENCE ON CERTAIN PERSONNEL. The Company's success is largely dependent upon its ability to attract and retain qualified employees, especially technical employees and executives. There exists substantial competition for highly qualified personnel and there can be no assurance that the Company will be successful in hiring and retaining the required personnel.

     AT&T CONTRACT. On December 18, 1997, the Company announced that it had signed an agreement with AT&T Corp. to provide enhanced telecommunications products. The initial order under this contract was for approximately $25 million, representing the largest single contract in the Company's history. Fulfillment of this contract, which began during the second quarter of 1998, has required extensive software development, integration and testing. The contract provides for substantial financial penalties in the event that the product is not timely delivered, causes a network outage or fails to meet service availability requirements. The Company failed to meet its initial software delivery dates under the contract and the Company and AT&T amended the contract to provide for the interim provision of the services on a limited managed service basis. The Company has completed the software development and integration phases of the contract, and is working with AT&T to complete testing in order to begin delivering the service to customers. AT&T has not asserted any penalties under the contract, and has not indicated its intention to do so. There is no assurance, however, that AT&T will not assert such penalties in a future period. Such penalties could adversely affect the Company's operating results and financial condition.

     SOLE SOURCES OF SUPPLY. For quality control, ease of development and purchasing efficiencies, the Company purchases certain components from sole sources. Although the Company has been able to obtain supplies of these components in a timely manner, the interruption in supply of any of these components could have an adverse impact on the Company's revenues and operating results. While the Company believes that other suppliers could provide required components in the event of an interruption in supply, a change in suppliers could cause a delay in manufacturing and a possible loss of sales, which would adversely affect operating results.

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

     The Company has reviewed its in-house systems for compliance and determined that all systems will be affected. During 1997, the Company began the conversion of its accounting, inventory, manufacturing control and human resources systems to a new system in order to provide more efficient management information throughout the Company. The conversion was completed in 1998 at a cost of approximately $2 million and the vendor has stated that the new system is Year 2000 compliant. All remaining in-house computer systems which are mission critical have been identified, including operating systems and applications software, and studies are currently being conducted to determine which programs are compliant and which are not. The Company believes that the majority of its mission critical systems are currently compliant or can be made compliant at minimal cost. Non-compliant systems must be replaced or abandoned prior to the beginning of 2000. The Company estimates the cost of administering its internal Year 2000 program to be approximately $1.5 million.

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

     Notwithstanding the fact that the Company regularly provides free software upgrades to its customers and the fact that these newer upgrades are Year 2000 compliant, certain customers of the Company may still be running earlier, non-compliant versions of the Company's products. The Company is in the process of informing customers of the need to migrate to current products that management believes are Year 2000 compliant. The Company anticipates that generally throughout the software industry substantial litigation may be brought against software vendors of non-compliant operating environments. The Company believes that any such claims against the Company, with or without merit, could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company purchases components and services which must be evaluated for Year 2000 compliance. The Company has divided its vendors into those who supply critical services, manufacturing suppliers and manufacturing contractors. The Company intends to obtain certification from each of its material vendors as to its Year 2000 compliance. The Company believes that the costs to evaluate and obtain certification from its key vendors will not be material.

     Despite the Company's intent to complete the modifications necessary to be Year 2000 compliant, there exists the risk that the Company will be unable to complete all tasks required in a timely manner, or that certain systems could be overlooked. Should the required modifications not be made, or should they not be completed in a timely manner, this issue could materially and adversely affect the Company's operating results and financial condition. Furthermore, the majority of the effort described above will be performed by the Company's employees. During the period such employees are completing Year 2000 remediation, they will be unavailable to perform their normal tasks.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                            PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          Exhibit 27 - Financial Data Schedule.

     (b) On September 18, 1998, the Company filed a report on Form 8-K in which it reported that it had entered into a letter of intent to sell the assets of Telecom Services Limited, its telecommunications management services division, to an undisclosed buyer for $20 million cash and $5 million in preferred stock.'

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: November 13, 1998



                            BRITE VOICE SYSTEMS, INC.


                           /s/ Glenn A. Etherington
                           -------------------------------------
                           Glenn A. Etherington
                           Chief Financial Officer
                           Duly Authorized Officer on behalf of the Registrant