Form 10-K405
period 1998-12-31
BRITE VOICE SYSTEMS INC
filed 1999-03-31
CIK 852637

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________

                         COMMISSION FILE NUMBER 0-17920
                            ------------------------

                           BRITE VOICE SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)

                   KANSAS                              48-0986248
          (State of Incorporation)                  (I.R.S. Employer
                                                   Identification No.)

                      250 INTERNATIONAL PARKWAY, STE. 300
                              LAKE MARY, FL 32746
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (407) 357-1000

        Securities registered pursuant to Section 12(b) of the Act: NONE
          Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                                (Title of class)
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 1, 1999 was $88,043,274, based upon the last reported sales price on such date. For purposes of this disclosure, shares of common stock beneficially owned by executive officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

    On March 1, 1999, there were 12,271,053 shares of the Registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 11, 1999 are incorporated by reference into Part III of this report. The Proxy Statement is expected to be filed with the Commission not later than April 9, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           BRITE VOICE SYSTEMS, INC.

                                 1998 FORM 10-K

                               TABLE OF CONTENTS

Item 1.    Business......................................................................          1

Item 2.    Properties....................................................................         11

Item 3.    Legal Proceedings.............................................................         11

Item 4.    Submission of Matters to a Vote of Security Holders...........................         11

Item 5.    Market for the Company's Common Equity and Related Stockholder Matters........         12

Item 6.    Selected Financial Data.......................................................         13

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations....................................................................         14

Item 7a.   Quantitative and Qualitative Disclosures about Market Risk....................         20

Item 8.    Financial Statements and Supplementary Data...................................         21

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure....................................................................         45

Item 10.   Directors and Executive Officers of the Registrant............................         45

Item 11.   Executive Compensation........................................................         45

Item 12.   Security Ownership of Certain Beneficial Owners and Management................         45

Item 13.   Certain Relationships and Related Transactions................................         45

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...............         46

                                     PART I

ITEM 1.   BUSINESS

GENERAL

    Brite Voice Systems, Inc. (the "Company" or "Brite") designs, integrates, assembles, markets and supports voice processing and call processing systems and services which incorporate prepaid/postpaid applications, voice response, voice recognition, voice/facsimile messaging, audiotex and interactive computer applications into both standard products and customized market solutions.

    Voice processing systems allow callers to use a telephone to leave or retrieve messages, obtain information stored in a computer database, or input and retrieve information from a host computer. A caller who accesses a voice processing system is typically greeted by a message identifying the owner or principal sponsor of the system, and is then requested to select options from a menu of choices. Most callers using touch-tone telephones input responses by pushing the keys on their telephone keypad. Many of the Company's systems use voice recognition to allow input of information using spoken commands.

    Call processing systems allow a service provider to process and complete subscribers' calls utilizing special features such as prepaid or calling card billing, voice dialing, voice messaging, pager capabilities and short message services. A call processing system may include certain voice processing features.

    The Company's products can be divided into two categories: those that increase its customers' revenues through increased subscription or user fees, and those that reduce customers' costs or improve the efficiency of services provided to end-user customers. Examples of revenue enhancing products are systems developed for wireless and wireline network operators who provide voice activated dialing and prepaid calling services to their subscriber base, thereby increasing network usage and revenues. Typical applications that reduce customers' costs or improve efficiency allow callers to access personalized account balances for bank, credit card or mutual fund accounts, order products or product literature for delivery by mail or by facsimile, pay bills, enroll for college courses, apply for credit cards and receive stock quotes or other personalized information. The use of the Company's systems to respond to routine requests for information reduces customers' direct labor costs, and allows live agents to handle more complex questions and problems, thereby improving customer service.

    Incorporated in Kansas in 1984, the Company initially concentrated its efforts on the provision of audiotex systems, primarily to newspaper publishers, which used the systems to establish themselves as leading information providers in their respective markets. In May 1991, the Company acquired substantially all of the assets of the Voice Systems Group of Ferranti Business Communications, Ltd. Through its subsidiaries, Brite Voice Systems Group, Limited, Brite Voice Systems Group GmbH, Brite Voice Systems AG and Brite Voice Systems S.p.A. (collectively "EMEA" or "Europe, the Middle East and Africa"), EMEA manufactures and markets substantially all of the Company's products throughout these regions. EMEA maintains design and production facilities in Manchester, England and sales and support offices in Cambridge, England; France; Germany; Italy; the Netherlands; South Africa; Switzerland and United Arab Emirates.

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

    In August 1995, the Company acquired Telecom Services Limited (U.S.), Inc., Telecom Services Limited (West), Inc., TSL Software Services, Inc., and TSL Management Group, Inc., (collectively the "TSL Companies" or "TSL"), which were affiliated by common ownership. The Company's TSL division offered a broad array of services and products which assist clients in managing various aspects of their telecommunications functions, including controlling and reducing expenses, developing management reports and applications, selecting service and equipment vendors, designing and implementing telecommunications systems and managing day-to-day operations.

    On October 30, 1997, the Company consummated the sale of certain assets used in its electronic publishing business to IT Network, Inc. for $35 million in cash. The business sold consisted primarily of the Company's information services business, the sale of audiotex advertising sponsorships to yellow pages advertisers, and the management of such advertisers on behalf of yellow pages publishers.

    Effective December 1, 1998, the Company consummated the sale of the assets of its TSL division to ProfitSource Corporation (subsequently named EPS Solutions Corporation). The Company received $20 million in cash, and a subordinated promissory note of EPS Solutions Corporation with a face value of $5 million. The Company also received a warrant to purchase 5,000 shares of TSL Services, Inc., which in certain circumstances may be converted to shares of EPS Solutions Corporation.

    The Company elected to sell these businesses because it believed that, while profitable, the growth prospects of each business were limited. Further, the Company was seeking to focus on fewer but larger market opportunities in the voice processing industry. The Company was able to use the proceeds from each of these transactions to retire all of its short-term debt and significantly increase working capital and stockholders' equity.

    The Company believes that the transactions described above have positioned the Company as a leading supplier of enhanced telecommunications products and interactive information systems. The Company expects to continue to evaluate prospects for future acquisitions or other corporate development activities to supplement its internal technology and product development. In addition, the Company regularly evaluates all of its product and services offerings for profitability and growth potential, and will continue to redesign, redirect or eliminate those products or services which fail to demonstrate profitability or significant growth potential.

THE COMPANY'S PRODUCTS

PLATFORMS

    Brite believes that the wide variety of new applications and services being sought by the telecommunications industry will cause a fundamental change in the product architecture used to provide these services. This industry now generally uses a topology consisting of a network with a series of attached products, provided by different vendors, to provide the needed range of applications. The Company believes that significant demand exists for a uniform architecture consisting of a series of common components utilized for multiple applications. This change will allow client companies to quickly offer new applications and features on a common hardware architecture that can be expanded to add new features and growth in capacity. In 1997, Brite focused on developing this common architecture, known as BriteESP-TM-, and making its entire range of applications available using "building block" components and a common high-level applications language. A majority of the BriteESP development efforts were completed in 1998. Upon completion, each product will have:

    - A common set of front-end telecommunication network interfaces providing switching and signaling for a variety of networks, such as SS7, ISDN and in-band signaling.

    - A common media-processing unit providing voice recording, playback and recognition services to all applications.

    - A common applications processing unit running a variety of call processing and applications software.

    - An operations, administration, maintenance and provisioning environment utilizing the Simple Network Management Protocol ("SNMP") standard, allowing a single manager to manage the entire suite of Brite products, and any other products that are SNMP compliant.

    - An application creation environment using Write-1-Registered Trademark-, Brite's fourth-generation language which allows easy, graphics-driven application development.

    - Integrated system administration, using state-of-the-art graphical user interface operator terminals.

    - A common relational database management environment.

APPLICATION CREATION ENVIRONMENT

    Write-1 is a language developed by Brite for writing voice processing and call processing applications, and performing host connectivity, that runs under a range of UNIX operating systems. It also contains a library of interfaces to third party development tools such as databases, host connections and Dialogic's CT Connect product. The Company has an application software development environment with a graphical user interface running under Windows NT. This package is designed to meet a wide variety of programming needs, from creating simple menu-based call flows to developing complex network-based applications. It also isolates the programmer from the operating system and hardware platform, thus making applications more portable and expandable.

    Write-1 contains a range of features that enable customers to produce state of the art applications. Examples of customer-developed applications include consumer banking and financial transactions, and a large call center help desk which includes automated display of pertinent caller information on the computer screen of a customer service representative.

APPLICATIONS

    Applications currently in use by many of the Company's customers are as follows:

    VOICE ACTIVATED DIALING. This application allows wireless carriers to provide a cellular telephone user access to telephone numbers using spoken commands rather than the keys on the cellular telephone. The use of voice activated dialing permits drivers to keep their hands on the wheel and eyes on the road, promoting safety and convenience of use.
VoiceSelect-Registered Trademark- and BriteTalk-TM-are marketed to cellular providers around the world.

    DEBIT/PREPAID CALLING. BriteDebit-Registered Trademark- applications deliver the ability for telecommunications companies to provide services to subscribers extending beyond traditional monthly billed service. This capability allows wireless and wireline companies to provide service through the use of credit cards, debit cards or prepaid services requiring no card. Unlike traditional telephone company services where service usage measurements are collected and bills are generated offline at the end of the billing cycle, prepaid or debit services require that this billing function occur as part of the call processing system and in "real time" to allow the user to always have access to a current balance record. Further, the system must have the ability to "tell" the user the balance in the account. This ability to perform not only voice processing and call processing, but also call costing and customer account adjustment, is a technical task similar to the functionality provided by telecommunications switches and billing systems operating simultaneously and in real-time.

    BriteStar-TM-, developed during 1998, is a unique handset-based prepaid solution, specifically for wireless providers. BriteStar uses powerful encryption technology to store the user's credit within the handset itself, and allows the handset to securely monitor the value of all calls made, so that the user credit level is never exceeded. It allows network operators to launch a prepaid service with a very short time to market, simple network integration, highly efficient use of network resources, and high resistance to fraud. BriteStar also offers key subscriber benefits, such as credit display on the handset, and is the first prepaid solution capable of full international roaming. BriteStar was developed jointly with Telemac Corporation and Philips Consumer Communications, combining Brite's expertise in system delivery and network integration with Telemac's leadership in switch independent handset-based prepaid wireless technology and Philips' expertise in handset production.

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

    ENHANCED CALLING CARD. BriteCall-TM-, developed in 1998, offers postpaid and enhanced calling card capabilities, including voice activated dialing and speed dialing. BriteCall is a robust, distributed and network grade product integrating multiple services on the same platform.

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

    The Company provides its prepaid calling application (BriteDebit and BriteStar) to network operators on a managed service basis in addition to offering a system purchase option. Under these arrangements, the Company provides the hardware platform which carries traffic on the prepaid network, rates calls and keeps track of individual subscriber balances, processes account replenishment and provides customer support representatives to assist subscribers with problems. The Company's platform can be easily expanded to meet increased demand and combines many features in a manner that the Company believes are unmatched in the industry. The advantage to the network provider is a completely bundled service, which requires no front-end purchase of equipment, a fixed cost to provide the service, and the avoidance of continuing costs of operational personnel on staff.

SERVICE CONTRACT AND REPAIR

    The Company's systems are generally sold with limited warranties, which usually range from 90 days to one year. All systems contain built-in modems, allowing Company personnel to perform diagnostic procedures and many software upgrades and enhancements remotely. Customers may contract for extended warranty coverage under any of several plans.

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

    During 1998, the Company introduced a new program called "BriteCare-TM-", which consists of a range of additional services. This program includes both basic maintenance/warranty services and advanced professional services that can assist the customer in business planning, source marketing, service planning and deployment. The Company believes that BriteCare is an important differentiating factor in reducing customers' risks and costs, or increasing their revenues.

SALES AND MARKETING

MARKETS SERVED

    The Company's hardware systems are sold to two principal markets: the business systems or commercial market and the network operator market.

    The business systems market is broadly defined to include organizations that service large volumes of telephone callers on a regular basis. These organizations are generally seeking to streamline operations, improve efficiency and reduce costs. The Company markets systems that fall into one of three categories: audiotex, IVR, or computer telephony integration ("CTI"). Audiotex systems typically broadcast the same information to each caller, while IVR systems allow callers to access or change account-specific information. CTI systems generally apply computer intelligence to telecommunications devices to improve the efficiency of customer service representatives by providing telephone access and control of computer functions, and computer access and control of telephone functions. The Company markets its products primarily to specific industries with needs that can be easily satisfied with highly automated solutions. The Company has principally served the call center, education, financial services, government, health care, publishing, telecommunications and utility markets.

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

DOMESTIC SALES

    Revenues within North America amounted to $75,673,000, $58,643,000 and $55,077,000 in 1998, 1997 and 1996, respectively. The Company sells its systems and services domestically primarily through a direct sales force, with individual personnel being responsible for either a specific industry, territory or product line. Direct sales personnel are located throughout the United States, including the Company's offices in Canton, Massachusetts; Lake Mary, Florida; and Wichita, Kansas. During 1998, 16% of consolidated revenues was derived from AT&T Corp. for delivery of an enhanced telecommunications services application.

    The Company also markets its systems through companies offering integrated systems or services for sale to end users using the Company's hardware platforms. These companies include Amarex Technology, Digital Data Voice, Intecom, Quotient Systems, Southwestern Bell Telecom and U.S. West Communications Services.

INTERNATIONAL SALES

    International revenues were $60,042,000, $44,730,000 and $39,089,000 in
1998, 1997 and 1996, respectively, and amounted to 44%, 43% and 42% of revenues for such periods.

    Sales outside the United States are made through a number of sources. Sales into Europe are made by the Company's EMEA sales force. Sales into Canada and South America are made by the Company's U.S.-based sales force, and sales into other areas of the world are made through a combination of the Company's U.S.-based sales force, distributors and local agents. The Company has employees based in Dubai, United Arab Emirates; Almelo, Netherlands; Paris, France; Buenos Aires, Argentina and Singapore.

    The Company's European subsidiaries market systems to the same sectors of the voice processing market as addressed in the United States. A dedicated sales staff targets corporate users for the sale of audiotex and interactive voice response systems. The Company concentrates its efforts on five different vertical markets: telecommunications, home shopping, travel and transport, finance and utilities. The Company also relies on indirect distribution of its systems through prominent call center switch manufacturers such as Bosch, BSW, Ericsson and Siemens.

    The Company also maintains a dedicated sales staff for the sale of systems to network operators throughout Europe, the Middle East and Africa. The principal products sold to these markets are voice messaging, voice activated dialing and prepaid calling. Historically, the revenues from EMEA were dependent upon a small number of customers. The Company has concentrated on expanding its customer base to lessen its dependence on relatively few customers. Nevertheless, during 1998, 69% of the sales by the Company's European subsidiaries were concentrated in ten customers. In addition, one customer, Cellnet, represented 11% of consolidated revenues in 1998, and 12% of consolidated revenues for each of 1997 and 1996. The loss of any of these customers could have a material impact on the Company's international revenues and results of operations.

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

    The Company faces a number of risks in conducting its international business that do not affect its domestic business, including greater concentration of business with fewer customers, longer payment cycles, greater difficulty in accounts receivable collection and difficulty in staffing and managing foreign subsidiary operations. Installation of the Company's products outside the United States requires that the Company conform to local telephone and electrical regulations. The Company has traditionally relied on its suppliers to obtain the necessary registration in order for the Company to install products within an individual country. There can be no assurance that these factors will not have an adverse impact on the Company's future international sales or operating results. See Note 15 to the Consolidated Financial Statements contained herein for additional information with respect to foreign and domestic sales and assets.

SEGMENT INFORMATION AND FOREIGN AND DOMESTIC OPERATIONS

    The information set forth in Notes 14 and 15 to the accompanying consolidated financial statements is incorporated herein by reference.

RESEARCH AND ENGINEERING

    The voice and call processing industries are subject to rapid technological change, including continuing improvements in hardware and software performance. In order to maintain its competitive position, the Company must continually release new products and develop enhancements and new features for its existing products on a timely basis. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis, product modifications or enhancements, or new products that respond to technological advances by others, or that such new or enhanced products or features will adequately and competitively address the needs of the marketplace. Because of the increasing complexity of the Company's products, these efforts can be expected to continue to increase in technical difficulty. Moreover, the Company must manage product transitions successfully, since announcements or introductions, or the perception that such events are likely to occur by either the Company or its competitors, could adversely affect sales of existing Company products.

    Research and product engineering activities are conducted in Canton, Massachusetts; Manchester, England; Lake Mary, Florida; and Wichita, Kansas. During 1998, principal activities were the development of the common architecture known as BriteESP; including the completion of BriteTalk, the Company's new voice activated dialing product; BriteConnect, the Company's new IVR product; and BriteStar, the Company's handset-based prepaid system, each of which uses the BriteESP architecture. The Company completed the development of BriteCall, a new enhanced credit card product. The Company also completed additional enhancements to its voice messaging and prepaid calling applications. During 1998, 1997 and 1996, the Company spent approximately $15,795,000, $13,036,000 and $9,810,000, respectively, on research and engineering. As a percentage of revenues, these amounts represent 11.6%, 12.6% and 10.4%, respectively. The Company expects that to be successful, it will be required to continue to increase its level of research and engineering expenditures in absolute terms, and that such increases may also increase as a percentage of sales.

MANUFACTURING

    The Company's manufacturing operations consist primarily of assembly of board-level and subsystem-level components, burn-in, testing and quality assurance functions, which are performed at both its Canton, Massachusetts and Manchester, England facilities.

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

BACKLOG

    The Company maintains an inventory of component parts which generally enables it to assemble, test and ship most systems within two weeks of receipt of an order. The short lead time prior to shipment of systems generally results in a minimal backlog of systems orders. As of December 31, 1998, the Company had a systems backlog of $36,200,000 compared to $39,900,000 as of December 31, 1997, and $17,900,000 as of December 31, 1996. All of the backlog at December 31, 1998 is scheduled to be shipped in 1999. There can be no assurance that any such orders will not be canceled or rescheduled. Because of the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog as of any particular date may not be indicative of actual revenues for any future period.

    Because of the short length of its contracts for many of its services, the Company has not historically valued its backlog of service revenues.

COMPETITION

    The markets for telecommunication enhanced services and business enterprise systems are highly competitive and include numerous suppliers of hardware and software of varying specifications. The Company's competition includes a number of companies for whom voice and call processing systems are their primary business, including Boston Communications Group, Comverse Technology, Edify, InterVoice, Periphonics and Syntellect, and other manufacturers. The Company also competes with larger companies, such as Compaq, IBM and Lucent Technologies, for whom voice and call processing is a small portion of their overall business. In addition, as the Company's markets continue to grow, increasing numbers of applications will be introduced by existing and new competition.

    The Company believes that the principal factors affecting competition in these markets are ease of use flexibility, reliability, applications integration, overall technical performance, price, customer service and the availability of professional services that can help customers reduce cost and time-to-market and increase revenues. The Company believes that it competes favorably as to these factors.

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

    The Company has periodically received, and may receive in the future, communications from third parties asserting patent rights or copyrights on certain of the Company's products and product features. In certain instances, the Company's customers have also received similar communications. The Company believes that its products and other proprietary rights do not infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future, or that any such claims will not require the Company to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of such claims. In addition, it is possible that one or more of the Company's customers may encourage the Company to obtain licenses or indemnify them against loss should a liability arise from the utilization of a Company product which is determined to have infringed. There also can be no assurance that the Company will be able to obtain licenses to disputed third party technology or that such licenses, if available, would be available on commercially reasonable terms.

    The Company has registered with the United States Patent and Trademark Office trademarks on Brite & Design, VoiceSelect, TeleRent, TeleSchool, BriteMail, Value Added Classifieds, BriteFax, BriteDebit, BriteConnect, BriteStar, BriteTalk, BriteCare, BriteESP, M-Cubed, Perception, Write-1 and Bringing People and Information Together.

EXECUTIVE OFFICERS

    The executive officers of the Company, their ages and the period during which each has served in his present office are as follows:

    Stanley G. Brannan (49), the Company's founder, served as President, Chief Executive Officer and Chairman of the Board from the Company's inception until resigning as President and Chief Executive Officer in December 1996. Mr. Brannan subsequently resigned as Chairman of the Board in January 1998. In November 1998, Mr. Brannan resumed his role as Chairman, President and Chief Executive Officer on an interim basis. Prior to founding the Company, Mr. Brannan founded Mycro-Tek, Inc., a company specializing in the manufacture of microprocessor-based products used in electronic newsroom systems and television character generators. When Mycro-Tek, Inc. was acquired by Allied Corporation in 1980, Mr. Brannan was employed by Allied and eventually became president of the company's Merganthaler USA Division.

    Gerald V. Butler (58) has served as Senior Vice President of Worldwide Operations since April 1997 and, as Executive Vice President of Engineering and Worldwide Operations from May 1996 to April 1997. Mr. Butler joined the Company in November 1994 as Senior Vice President at the Company's Canton, Massachusetts facility. From 1992 until joining the Company in 1994, Mr. Butler operated Business Basics, a project and data management consulting service. Mr. Butler served as president of the systems integration business unit of Prime/Computervision from 1988 to 1992, as president and chief executive officer of Culler Scientific from 1984 to 1988, and as vice president of computer special systems at Digital Equipment Corp. from 1979 to 1984.

    Garrett Digman (50) became Vice President of Marketing in October 1997. In November 1998, Mr. Digman was appointed to the additional position of General Manager of the Enterprise Solutions Group. From May 1995 until joining Brite, he served as president of Kinetic Technologies, a telecommunications consulting firm specializing in development of the infrastructure for PCS deployment. From 1992 to 1995, Mr. Digman was general manager of North American operations for GPT Video Systems.

    Glenn A. Etherington (44) has served as Chief Financial Officer of the Company since August 1988. He was treasurer from August 1988 until August 1993, and has been secretary since August 1993. From April 1984 until joining the Company, he served in various capacities including vice president of finance, controller and treasurer of American City Business Journals, Inc., a publisher of weekly business newspapers. Mr. Etherington is a certified public accountant.

    Victoria C. Farris (42) has served as Vice President of Finance and Treasurer since September 1995. From 1988 until 1995 she was general manager and vice president-finance of Sun Publications in Overland Park, Kansas, a publisher of community newspapers. From 1985 until 1988, she was controller of American City Business Journals, a publisher of weekly business newspapers. Ms. Farris is a certified public accountant.

    Brian Klumpp (58) was named Senior Vice President of Human Resources for the Company in March 1997. Prior to joining Brite, Mr. Klumpp served as chief executive officer and chairman of AWPI, a high technology water purifying company from December 1993 to 1997 and chief executive officer and chairman of Pawnee Industries, a diversified manufacturer of plastics from 1988 to 1993. Prior to Pawnee, Mr. Klumpp held a number of executive management positions in the areas of human resources, sales, marketing and public affairs with the Dow Chemical Company.

    Ray S. Naeini (48) joined the Company in December 1995 as Vice President of Advanced Technologies and has served as Vice President/General Manager of Network Products. In November 1998, Mr. Naeini was appointed Executive Vice President of Global Products. Mr. Naeini has 22 years of experience in the telecommunications, voice processing and the computer industry, most recently with Intellicall from 1991 to December 1995, and has held various senior business executive and chief technology positions with Northern Telecom, Bell Northern Research, Honeywell and Network Assess Corp.

    Donald R. Walsh (62) joined the Company as Executive Vice President in August 1990 and became Executive Vice President of Business Systems in January 1998. In November 1998, Mr. Walsh was appointed Executive Vice President of Worldwide Sales. From 1987 to August 1990, he served as president of the Information Services subsidiary of Philadelphia Suburban Corporation. Prior to 1987 he was employed by IBM, where he held several management positions, primarily relating to sales and marketing.

    The Company's executive officers are elected by, and serve at the discretion of, the Board of Directors.

EMPLOYEES

    As of December 31, 1998, the Company and its subsidiaries had 679 employees, of which 652 were full-time employees. Of the full-time employees, 365 were located in the United States, and 287 were located in Europe, the Middle East, Africa, Latin America or Singapore.

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

ITEM 2. PROPERTIES

    The Company owns its building in Wichita, Kansas, which contains 40,000 square feet and houses its network products research and engineering staff. Other facilities are leased by either the Company or, in foreign countries, certain of its subsidiaries, as follows:

LOCATION                                 SQUARE FEET                    USE                      LEASE EXPIRES
---------------------------------------  -----------  ---------------------------------------  ------------------

Lake Mary, Florida                           31,083   corporate headquarters housing           June 2002
                                                      administrative, sales and marketing
                                                      activities

Lake Mary, Florida                           33,107   engineering and customer support         May 2003
                                                      activities

Canton, Massachusetts                        42,600   administrative, research and             March 2003
                                                      engineering, and manufacturing
                                                      facilities

Manchester, England                          27,400   administrative, engineering,             December 2002
                                                      manufacturing facilities and customer
                                                      support

Manchester, England                          21,000   sales, marketing, product development,   June 2003
                                                      training and human resources

Cambridge, England                           12,000   administrative offices and call center   September 2011
                                                      activities

Wiesbaden, Germany                            5,500   office space for administrative and      September 2001
                                                      sales staff

Rome, Italy                                     700   office space for administrative and      March 2001
                                                      sales staff

Glattbrugg, Switzerland                       2,500   office space for administrative and      September 1999
                                                      sales staff

Singapore                                     1,350   office space for administrative and      May 2001
                                                      sales staff

    The Company maintains regional sales and support offices in Newington, Connecticut; Framingham, Massachusetts; Allendale, Michigan; Gold River, California; New Brighton, Minnesota; Woodstock, Georgia; and Carrollton, Plano and Denton, Texas. These facilities are generally subject to short-term leases of one year or less.

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

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is traded on The Nasdaq Stock
Market-Registered Trademark- under the symbol BVSI. Prices per share reflected in the following table represents the range of high and low sales prices reported by The Nasdaq Stock Market for the quarters indicated.

                                                                             HIGH        LOW
                                                                           ---------  ---------

1998

March 31.................................................................  $   11.13  $    7.63

June 30..................................................................      14.00       8.81

September 30.............................................................      13.25       7.13

December 31..............................................................      10.13       7.00

1997

March 31.................................................................  $   18.00  $   10.50

June 30..................................................................      10.88       6.75

September 30.............................................................      11.63       7.00

December 31..............................................................      12.25       8.38

    Since becoming a public company in 1989, the Company has not paid cash dividends on its common stock, and does not plan to pay cash dividends to its stockholders in the near future. The Company is not bound by any contractual terms that prohibit or restrict the payment of dividends; however, the Company presently intends to retain its earnings to finance future growth of its business.

    As of March 1, 1999, the Company had 621 stockholders of record, excluding individual participants in security position listings.

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

                                                                         YEARS ENDED DECEMBER 31,
                                                          -------------------------------------------------------

                                                             1998        1997       1996       1995       1994
                                                          ----------  ----------  ---------  ---------  ---------


                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:

  Revenues..............................................  $  135,715  $  103,373  $  94,166  $  81,287  $  66,304

  Operating income (loss)...............................       2,218     (10,737)     7,339      7,170      6,878

  Net income (loss)

    Continuing operations...............................       1,773      10,437      5,837      5,785      5,569

    Discontinued operations.............................      11,344       1,245      2,718     (1,835)    (1,144)
                                                          ----------  ----------  ---------  ---------  ---------

    Total...............................................  $   13,117  $   11,682  $   8,555  $   3,950  $   4,425

  Diluted earnings (loss) per share

    From continuing operations..........................  $     0.15  $     0.87  $    0.48  $    0.48  $    0.48

    Discontinued operations.............................        0.92        0.10       0.23      (0.15)     (0.10)
                                                          ----------  ----------  ---------  ---------  ---------

    Total...............................................  $     1.07  $     0.97  $    0.71  $    0.33  $    0.38

  Weighted average shares used in computation...........      12,310      12,068     12,127     11,925     11,526

BALANCE SHEET DATA:

  Working capital.......................................  $   62,037  $   52,879  $  37,671  $  26,934  $  23,772

  Total assets..........................................     122,119     104,226     74,493     58,577     51,888

  Long term debt........................................          --          --         --         --         --

  Stockholders' equity..................................      84,913      70,114     54,181     40,446     35,547

    The 1998 results include an after tax gain of $9,122,000 relating to the sale of the Company's TSL division, which was consummated effective December 1, 1998. The operating results of this division, and the gain, have been reclassified and reported in discontinued operations for each of the years presented above. The 1998 results also include charges of $1,410,000 related to the termination of certain executives. These charges are included in operating income (loss).

    The 1997 results include a pre-tax gain of $29,091,000 relating to the sale of certain assets of the Company's electronic publishing business, which was consummated on October 30, 1997. The operating results of this division and the gain on the sale are included in net income from continuing operations. The 1997 results also include $10,980,000 in charges related to the restructuring of operations and the relocation of the Company's headquarters to Lake Mary, Florida. These charges are included in operating income (loss).

    The 1995 results include costs associated with the acquisition of the TSL division of $8,630,000, which are reported in discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission, including this Form 10-K report, may contain certain "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). The words "expects," "anticipates," "believes" and similar words generally signify a "forward-looking" statement. These forward-looking statements are made pursuant to the safe harbor provisions of the Act. The reader is cautioned that all forward-looking statements are necessarily speculative and that there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. Such risks and uncertainties include those inherent generally in the voice processing and call processing industries, such as product demand, pricing, market acceptance, reliance on significant customers, intellectual property rights, risks in product and technology developments, and other risk factors detailed elsewhere in this report, including the section below entitled "Certain Factors to be Considered". The Company undertakes no obligation to publicly revise any forward-looking statement due to changes in circumstances after the date of this report, or to reflect the occurrence of unanticipated events.

BASIS OF PRESENTATION

    On October 31, 1997, the Company consummated the sale of certain assets used in its electronic publishing business to IT Network, Inc. for $35 million in cash. The business sold consisted primarily of the Company's information services business, the sale of audiotex advertising sponsorships to yellow pages advertisers, and the management of such advertisers on behalf of yellow pages publishers.

    Effective December 1, 1998, the Company consummated the sale of the assets of its TSL division to ProfitSource Corporation (subsequently named EPS Solutions Corporation). The Company received $20 million in cash and a subordinated promissory note of EPS Solutions Corporation with a face value of $5 million. The Company also received a warrant to purchase 5,000 shares of TSL Services, Inc., which in certain circumstances may be converted to shares of EPS Solutions Corporation.

    The consolidated statements of income include the results of the electronic publishing division through the date of the sale. The TSL division has been accounted for as a discontinued operation in the accompanying financial statements for each of the three years ended December 31, 1998, 1997 and 1996.

RESULTS OF OPERATIONS

    The Company derives revenue from the sale of voice processing and call processing systems to domestic and international customers and the provision of services related to the operation of these systems. The Company's systems products can be divided into two categories: those that increase its customers' revenues through increased subscription or user fees ("network systems"), and those that reduce customers' costs or improve the efficiency of services provided to end-user customers ("business systems").

    Total revenues increased $32,342,000, or 31.3%, for the year ended December 31, 1998 and increased $9,207,000, or 9.8%, in 1997. Revenues of the Company's electronic publishing division were $11,171,000 for the year ended December 31, 1997. The electronic publishing division was sold in October 1997, and no revenues were recorded for this division during 1998. With revenues from this division excluded from 1997 results, total revenues would have increased $43,513,000, or 47.2%, for the year ended December 31, 1998.

    Systems revenues increased $28,640,000, or 41.3%, for the year ended December 31, 1998 and $5,364,000, or 8.4%, in 1997, as shown in the following table:

                                                                      SYSTEMS REVENUES               % INCREASE
                                                                   YEAR ENDED DECEMBER 31,           (DECREASE)
                                                               -------------------------------  --------------------
                                                                 1998       1997       1996       1998       1997
                                                               ---------  ---------  ---------  ---------  ---------
                                                                       (IN THOUSANDS)
Business systems.............................................  $  27,644  $  22,948  $  27,480       20.5%     (16.5)%
Network systems..............................................     70,340     46,396     36,500       51.6%      27.1%
                                                               ---------  ---------  ---------
Total........................................................  $  97,984  $  69,344  $  63,980       41.3%       8.4%
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    Business systems revenues increased $4,696,000, or 20.5%, for the year ended December 31, 1998, primarily due to the sale of several large systems to new and existing customers. Business systems revenues decreased $4,532,000, or 16.5%, for the year ended December 31, 1997, due to delays in purchasing upgrades by existing customers for the Company's IVR equipment, the discontinuation of sales of small voice messaging systems during late 1996, and to a decline in sales of the Company's audiotex systems. Network systems revenues increased $23,944,000, or 51.6%, for the year ended December 31, 1998, and $9,896,000, or 27.1%, for the year ended December 31, 1997. The increase in 1998 was due primarily to the recognition of the major portion of the revenues from a large contract with AT&T (the "AT&T Contract"), as well as several other large shipments to new and existing customers.

    Services revenues increased $3,702,000, or 10.9%, for the year ended December 31, 1998, and $3,843,000, or 12.7%, for the year ended December 31, 1997. In 1997, services revenues included revenues of the electronic publishing division, which was sold in October 1997. Revenues of this division are included in managed services and information services. With revenues of this division excluded from the 1997 results, services revenues would have increased $14,873,000, or 65.1%. The breakdown of services revenues is shown in the following table:

                                                                      SERVICES REVENUES              % INCREASE
                                                                   YEAR ENDED DECEMBER 31,           (DECREASE)
                                                               -------------------------------  --------------------
                                                                 1998       1997       1996       1998       1997
                                                               ---------  ---------  ---------  ---------  ---------
                                                                       (IN THOUSANDS)
Managed services.............................................  $  20,333  $  13,769  $  11,058       47.7%      24.5%
Service contract and repair..................................     17,398     15,343     13,407       13.4%      14.4%
Information services.........................................         --      4,917      5,721         --      (14.1)%
                                                               ---------  ---------  ---------
Total........................................................  $  37,731  $  34,029  $  30,186       10.9%      12.7%
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    Managed services revenues increased $6,564,000, or 47.7%, for the year ended December 31, 1998, and increased $2,711,000, or 24.5%, for the year ended December 31, 1997. The 1997 results included revenues of $6,254,000 that are attributed to the electronic publishing division. Excluding these revenues from 1997, managed services revenues would have increased $12,818,000, or 170.6%, for the year ended December 31, 1998. This increase was primarily due to the commencement of contracts for the Company to provide prepaid calling services to North American and European telecommunications providers.

    Service contract and repair revenues increased $2,055,000, or 13.4%, for the year ended December 31, 1998 and $1,936,000, or 14.4%, for the year ended December 31, 1997. The increases in revenues are due primarily to an increase in installation revenues for new systems and an increase in the installed base of customers who subscribe to quarterly or annual maintenance contracts.

    No information services revenue was recorded in 1998 due to the sale of the electronic publishing division in October 1997. The decline in information services revenue between 1996 and 1997 was due primarily to the presence of ten months of activity during 1997 compared to a full year in 1996.

    Cost of systems sales increased $18,549,000, or 58.0%, for the year ended December 31, 1998, and $4,278,000, or 15.4%, for the year ended December 31, 1997. As a percentage of systems sales, actual costs increased to 51.6% in 1998, compared to 46.2% in 1997, and 43.3% in 1996. Actual costs increased due primarily to an increase in the number of systems shipped by the Company, including costs related to the AT&T Contract during 1998. The increases as a percentage of revenues were due primarily to the lower margin recognized on the AT&T Contract, and an increase in costs associated with the Company's European operations. Systems sales in 1998 included a larger number of customized sales, which have a higher cost of sales and lower margins.

    Cost of services increased $4,973,000, or 28.3%, for the year ended December 31, 1998, and $836,000, or 5.0%, for the year ended December 31, 1997. As a percentage of services revenues, these costs were 59.8% in 1998, compared to 51.7% in 1997, and 55.5% in 1996. The increases in actual costs and costs as a percentage of revenue were due primarily to the commencement of contracts under which the Company provides prepaid calling services on a managed services basis, which are expected to generate lower gross margins than the Company's other services businesses.

    Research and engineering expenses increased $2,759,000, or 21.2%, for the year ended December 31, 1998, and $3,226,000, or 32.9%, for the year ended December 31, 1997. The increases in actual expenditures were due to an increase in engineering personnel, including outside consultants, dedicated to designing new products and enhancing existing products, including upgrading existing products for Year 2000 compliance. As a percentage of revenues, these expenses decreased to 11.6% in 1998, compared to 12.6% in 1997, but increased from 10.4% in 1996. The Company typically targets its annual engineering expenditures based upon annual revenue goals. Fluctuations in engineering expenditures as a percentage of sales in a given year are generally due to fluctuations from revenue goals, or variances from budgeted expenditures. The Company believes that it must continue to increase spending on research and engineering activities in absolute terms in order to remain competitive in the voice and call processing market. Such expenses could continue to increase as a percentage of revenues as well.

    Selling, general and administrative expenses increased $2,676,000, or 6.6%, for the year ended December 31, 1998, and $7,963,000, or 24.5%, for the year ended December 31, 1997. The Company executed a restructuring program in June 1997, which resulted in an approximate 12% decrease in the number of employees performing sales and marketing activities. Since the restructuring, the Company has begun increasing the number of employees in the sales and marketing area with a goal of increasing its costs at a rate slower than anticipated revenue growth. As a percentage of revenues, these expenses decreased to 31.8% in 1998, compared to 39.2% in 1997 and 34.6% in 1996. This decline as a percentage of revenues was due to increased controls over expenditures, and a larger revenue base over which to spread the fixed costs of operations.

    The effective income tax rate for the year ended December 31, 1998 was 37.7%, compared to 42.4% in 1997, and 27.9% in 1996. The variance from the United States statutory rate for 1998 and 1997 was due primarily to the provision for state income taxes and utilization of certain credit carryforwards. The variance from the expected combined statutory rate in 1996 was primarily due to a reduction of the Company's deferred tax valuation allowance and utilization of certain net operating losses and credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1998, the Company had a current ratio of 2.8 to 1 and working capital of $62,037,000, compared to a current ratio of 2.6 to 1 and working capital of $52,879,000 at December 31, 1997.

    Cash flows from operating activities utilized net cash of $26,157,000 for the year ended December 31, 1998, principally due to increased accounts receivable and inventory. The increase in accounts receivable is due to an increase in sales, and to a number of large contracts with payment terms which extend beyond the dates on which revenue is recognized for financial reporting purposes. Certain of these contracts require payment to begin in early 1999, and the Company believes that accounts receivable will decline both in absolute terms and in the number of days of sales outstanding. Inventory increased $7,890,000 during 1998, due principally to the purchase of parts required to fulfill a large contract to be delivered in stages throughout the first quarter of 1999, and a general increase in inventory carrying requirements due to expected increases in system sales. The Company believes that the increase in inventory is consistent with the increase in cost of sales during the period.

    The Company's capital expenditures relating to continuing operations during 1998 were $9,466,000. These expenditures were primarily related to the Company's expansion of its base of customers for which it provides managed services. During 1998, the Company introduced BriteStar in the United Kingdom and expanded its BriteDebit installations in the United States. In addition, the Company purchased significant amounts of test and development equipment to expand and enhance its development activities.

    On October 30, 1997, the Company consummated the sale of certain assets used in its electronic publishing business to IT Network, Inc. for $35 million in cash. Effective December 1, 1998, the Company consummated the sale of the assets of its TSL division to ProfitSource Corporation (subsequently named EPS Solutions Corporation), for which the Company received $20 million in cash and a subordinated note with a face value of $5 million. The Company was able to use the cash proceeds from each of these transactions to retire all of its short-term debt and significantly increase working capital and stockholders' equity.

    The Company regularly invests excess funds in short-term securities, such as bankers' acceptances, government obligations and variable rate demand notes, having maturities up to one year. Management believes that restricting investments to these types of securities maximizes financial flexibility and minimizes exposure to interest rate and other market risks. The Company utilizes these investments as sources of liquidity, to the extent that cash requirements exceed short-term cash receipts.

    The Company has maintained a line of credit that is used from time to time to fund short-term cash requirements. In December 1998, this line of credit was increased from $10 million to $25 million. There were no borrowings outstanding under the line as of December 31, 1998.

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

CERTAIN FACTORS TO BE CONSIDERED

    UNCERTAINTY OF REVENUES. The Company has no significant long-term supply agreements with customers and, as a result, revenues in any quarter are dependent upon orders that are received and shipped during the quarter. Further, a large percentage of any quarter's system shipments are recorded in the last month of the quarter. Consequently, quarterly revenues and operating results will depend on the volume and timing of new orders received during a quarter, which are difficult to predict. Failure to receive adequate amounts of new orders could adversely affect revenues and operating results, and such shortfalls may not be known until very late in any quarter.

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

    PRODUCT DEVELOPMENT. The voice processing and call processing industries are subject to rapid technological change, including continuing improvements in hardware and software performance. In order to maintain its competitive position, the Company must continually release new products and develop enhancements and new features for its existing products on a timely basis. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis, product modifications or enhancements, or new products that respond to technological advances by others, or that such new or enhanced products or features will adequately and competitively address the needs of the marketplace. Because of the increasing complexity of the Company's products, these efforts can be expected to continue to increase in technical difficulty. Moreover, the Company must manage product transitions successfully, since announcements or introductions, or the perception that such events are likely to occur, by either the Company or its competitors, could adversely affect sales of existing products.

    DEPENDENCE ON CERTAIN PERSONNEL. The Company's success is largely dependent upon its ability to attract and retain qualified employees, especially technical employees and executives. There exists substantial competition for highly qualified personnel and there can be no assurance that the Company will be successful in hiring and retaining the required personnel.

    ENHANCED NETWORK SERVICES CONTRACTS. The Company's enhanced network services products are used by its customers to retain existing subscribers, recruit new subscribers and increase the revenue generated by each subscriber. As a result, failure of these customers to provide the services acquired from the Company to its customers on a timely and uninterrupted basis could cause a loss of revenue or erosion of customer base. The Company has entered into contracts in the past, and anticipates entering into contracts in the future, which provide for penalties in the event the Company fails to deliver products in the time frame contracted for, fails to meet service availability requirements, or causes a network outage. The Company has incurred penalties, but has generally been able to negotiate with its customers to obtain reductions or waivers of such penalties. There is no assurance that any of the Company's customers will continue to waive or reduce such penalties, nor is there any assurance that customers will not assert such penalties in the future. Because the Company's customers are generally large telecommunications providers with significant subscriber bases, the Company's failure to perform under its contracts and the assertion of penalties could materially and adversely affect the Company's operating results and financial condition.

    In December 1997, the Company announced that it had entered into an agreement to provide enhanced telecommunications products to AT&T Corp. ("AT&T"). The initial order under the agreement was for approximately $25 million, representing the largest single contract in the Company's history. The Company has completed the software development, integration and testing phases of the contract; however, the Company was late in delivering the product, and believes it may have been subject to penalties relating to late delivery. In March 1999, in conjunction with an additional order under the agreement, AT&T waived its rights to assert any such penalties.

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

    PROPRIETARY RIGHTS. The Company has periodically received, and may receive in the future, communications from third parties asserting patent rights or copyrights on certain of the Company's products and product features. In certain instances, the Company's customers have also received similar communications. The Company believes that its products and other proprietary rights do not infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future, or that any such claims will not require the Company to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of such claims. In addition, it is possible that one or more of the Company's customers may encourage the Company to obtain licenses or indemnify them against loss should a liability arise from the utilization of a Company product which is determined to have infringed. There also can be no assurance that the Company will be able to obtain licenses to disputed third party technology or that such licenses, if available, would be available on commercially reasonable terms.

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

    YEAR 2000 COMPLIANCE. In 1997, the Company began the process of identifying and determining the appropriate resolution to all of the Company's issues relating to the "Millennium Bug". These issues arise because of date sensitive software programs which use two digits to define the applicable year, resulting in interpretation of a date using "00" as the year 1900 rather than 2000. This could result in miscalculations or a major system failure. The Company has concluded that if no action is taken to avoid the consequences, its Year 2000 issues will have a material affect on the Company's results of operations and financial condition.

    Areas which require remediation are: 1) in-house systems and software programs used to run the business; 2) products sold to the Company's customers; and 3) systems and services provided by vendors.

    The Company has reviewed its in-house systems for compliance and determined that all systems will be affected. During 1998, the Company converted its accounting, inventory, manufacturing control and human resources systems to a new system in order to provide more efficient management information throughout the Company. The conversion cost approximately $2 million and the new system is warranted by the vendor to be Year 2000 compliant. Testing of this system is currently in process to verify compliance. All remaining in-house computer systems have been classified as mission critical and non-mission critical. The Company has elected to focus on only the mission critical systems, including operating systems and applications software. Studies are currently being conducted to determine which mission critical systems are compliant and which are not. The Company estimates that approximately half of its systems are currently compliant, and believes that any remaining systems that have been identified as mission critical will be compliant by the third quarter of 1999. Non-compliant systems must be replaced or abandoned prior to the beginning of 2000. The Company estimates the cost of bringing the remaining systems into compliance or replacing non-compliant systems to be approximately $1.5 million.

    Each of the Company's products sold or licensed to customers must be evaluated for Year 2000 compliance. The Company must determine which products will be discontinued, and which products will be made compliant. The Company has completed an inventory of its products in the field, and has established revision levels and dates by which each product will be Year 2000 compliant. Each product must have an agreed upon test plan, engineering plan, and a plan for notifying customers of product revisions and phase-outs. The Company expects that all products to be updated for Year 2000 compliance will be completed before the end of the second quarter of 1999, and the Company intends to charge for integration and installation of compliant systems. The Company is unable to predict the eventual cost of achieving Year 2000 compliance. However, failure to complete plans for each product, or failure to execute such plans, will have a material impact on the Company's sales, as it will be unable to compete with companies which offer Year 2000 compliant products.

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

    The Company has not developed contingency plans related to Year 2000 compliance. The Company believes that the steps being taken are adequate to detect and correct all material Year 2000 issues related to systems sold to customers, and all mission critical internal systems. The Company intends to continue to test for Year 2000 compliance, and will handle exceptions on a case-by-case basis.

    Despite the Company's intent to complete the modifications necessary to be Year 2000 compliant, there is a risk that the Company will be unable to complete all tasks required in a timely manner, or that certain systems could be overlooked. Should the required modifications not be made, or should they not be completed in a timely manner, this issue could materially and adversely affect the Company's operating results and financial condition. Furthermore, the majority of the effort described above will be performed by the Company's employees. During the period such employees are completing Year 2000 remediation, they will be unavailable to perform their normal tasks.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company transacts business in various foreign currencies. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. The Company generally mitigates this risk by transacting business in the functional currency of each of its subsidiaries, thus creating a natural hedge by paying expenses incurred in the local currency in which revenues will be received.

    The Company uses derivative financial instruments selectively to offset exposure to market risks arising from changes in foreign exchange rates. Derivative financial instruments currently utilized by the Company include foreign currency forward contracts to hedge receivables denominated in a currency other than the functional currency of the business.

    As of December 31, 1998, the Company had entered into forward exchange contracts to sell a notional amount of $12,304,000 in Japanese Yen for delivery at various dates during the first six months of 1999. Changes in the market value of these contracts are highly correlated with changes in the market value of the underlying accounts receivable. Accordingly, the Company believes there is no material risk to its financial position or results of operations in the event of a material change in the relative value of the U.S. dollar against foreign currencies.

    The Company does not use derivative financial instruments for speculative trading purposes, nor does it hedge its balance sheet exposure related to the Company's investments in its foreign subsidiaries.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                                PAGE
                                                                                                                -----
Report of Independent Certified Public Accountants.........................................................          22

Consolidated Balance Sheets as of December 31, 1998 and 1997...............................................          23

Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996.....................          24

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 1998, 1997 and 1996.......          25

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996.......          26

Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996.................          27

Notes to Consolidated Financial Statements.................................................................          28

Supplemental Schedules:

Schedule II--Valuation and Qualifying Accounts.............................................................          44

------------------------

NOTE: Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statements or notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Brite Voice Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Brite Voice Systems, Inc. (a Kansas corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brite Voice Systems, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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

                                          Arthur Andersen LLP

Orlando, Florida,
    February 5, 1999

                   BRITE VOICE SYSTEMS, INC. AND SUBSIDIARIES

                                  ------------

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                                                                               1998        1997
                                                                                            ----------  ----------
                                                                                                (IN THOUSANDS)
                                                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents...............................................................  $   11,208  $   26,979
  Accounts receivable, less allowance for doubtful accounts: 1998--$1,761;
    1997--$1,134..........................................................................      57,559      32,760
  Inventories (Note 4)....................................................................      21,676      13,788
  Prepaid expenses and other (Note 7).....................................................       6,967       8,593
  Net current assets--discontinued operations (Note 2)....................................          --       3,038
                                                                                            ----------  ----------
    Total current assets..................................................................      97,410      85,158
                                                                                            ----------  ----------
PROPERTY AND EQUIPMENT
  Land, building and improvements.........................................................       3,074       3,074
  Furniture and equipment.................................................................      24,581      15,112
                                                                                            ----------  ----------
                                                                                                27,655      18,186
  Less accumulated depreciation...........................................................     (10,480)     (6,059)
                                                                                            ----------  ----------
                                                                                                17,175      12,127
                                                                                            ----------  ----------
NET PROPERTY AND EQUIPMENT--DISCONTINUED OPERATIONS (Note 2)..............................          --       1,103
                                                                                            ----------  ----------
OTHER ASSETS (Note 3).....................................................................       7,534       5,838
                                                                                            ----------  ----------
    TOTAL ASSETS..........................................................................  $  122,119  $  104,226
                                                                                            ----------  ----------
                                                                                            ----------  ----------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable........................................................................  $   13,916  $   10,431
  Accrued salaries and wages..............................................................       2,791       2,414
  Other accrued expenses..................................................................       3,947       3,578
  Deferred revenue (Note 2)...............................................................       3,648       3,093
  Customer deposits.......................................................................       2,860      11,504
  Income taxes payable....................................................................       8,211       1,259
                                                                                            ----------  ----------
    Total current liabilities.............................................................      35,373      32,279
                                                                                            ----------  ----------
LONG-TERM DEFERRED REVENUE (Note 2).......................................................       1,833       1,833
COMMITMENTS AND CONTINGENCIES (Notes 7 and 12)............................................
STOCKHOLDERS' EQUITY (Note 9)
  Preferred stock, no par value; authorized 10,000,000 shares; none outstanding...........          --          --
  Common stock, no par value; authorized 30,000,000 shares; issued and outstanding
    1998--12,258,678 shares; 1997--12,032,280 shares......................................      45,221      43,714
  Retained earnings.......................................................................      39,737      26,620
  Cumulative foreign currency translation adjustment......................................         (45)       (220)
                                                                                            ----------  ----------
    Total stockholders' equity............................................................      84,913      70,114
                                                                                            ----------  ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........................................  $  122,119  $  104,226
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                       See Notes to Financial Statements

                   BRITE VOICE SYSTEMS, INC. AND SUBSIDIARIES

                                  ------------

                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    1998        1997       1996
                                                                                 ----------  ----------  ---------
REVENUES
  Systems......................................................................  $   97,984  $   69,344  $  63,980
  Services.....................................................................      37,731      34,029     30,186
                                                                                 ----------  ----------  ---------
                                                                                    135,715     103,373     94,166
                                                                                 ----------  ----------  ---------
COSTS AND EXPENSES
  Cost of sales:
    Systems....................................................................      50,556      32,007     27,729
    Services...................................................................      22,549      17,576     16,740
  Research and engineering.....................................................      15,795      13,036      9,810
  Selling, general and administrative..........................................      43,187      40,511     32,548
  Restructuring and other nonrecurring charges (Note 11).......................       1,410      10,980         --
                                                                                 ----------  ----------  ---------
                                                                                    133,497     114,110     86,827
                                                                                 ----------  ----------  ---------
OPERATING INCOME (LOSS)........................................................       2,218     (10,737)     7,339
                                                                                 ----------  ----------  ---------
OTHER INCOME (EXPENSE)
  Gain on sale of assets (Note 2)..............................................          --      29,091         --
  Interest income..............................................................         742         537        432
  Interest expense.............................................................        (204)       (566)       (80)
  Other, net...................................................................          90        (198)      (192)
                                                                                 ----------  ----------  ---------
                                                                                        628      28,864        160
                                                                                 ----------  ----------  ---------
INCOME BEFORE INCOME TAXES.....................................................       2,846      18,127      7,499

INCOME TAX PROVISION (Note 8)..................................................       1,073       7,690      1,662
                                                                                 ----------  ----------  ---------
INCOME FROM CONTINUING OPERATIONS..............................................       1,773      10,437      5,837
                                                                                 ----------  ----------  ---------

DISCONTINUED OPERATIONS (Note 2)
  Income from discontinued operations prior to disposal, net of income taxes...       2,222       1,245      2,718
  Gain on disposal of discontinued operations, net of income taxes.............       9,122          --         --
                                                                                 ----------  ----------  ---------
                                                                                     11,344       1,245      2,718
                                                                                 ----------  ----------  ---------
NET INCOME.....................................................................  $   13,117  $   11,682  $   8,555
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------
BASIC EARNINGS PER SHARE
  Income from continuing operations............................................  $     0.15  $     0.88  $    0.50
  Discontinued operations......................................................        0.93        0.10       0.23
                                                                                 ----------  ----------  ---------
  Net income...................................................................  $     1.08  $     0.98  $    0.73
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------
DILUTED EARNINGS PER SHARE
  Income from continuing operations............................................  $     0.15  $     0.87  $    0.48
  Discontinued operations......................................................        0.92        0.10       0.23
                                                                                 ----------  ----------  ---------
  Net income...................................................................  $     1.07  $     0.97  $    0.71
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------

                       See Notes to Financial Statements

                   BRITE VOICE SYSTEMS, INC. AND SUBSIDIARIES

                                  ------------

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                 (IN THOUSANDS)

                                                                                      1998       1997       1996
                                                                                    ---------  ---------  ---------
NET INCOME........................................................................  $  13,117  $  11,682  $   8,555

OTHER COMPREHENSIVE INCOME (EXPENSE)
  Foreign currency translation....................................................        175     (1,046)     1,140
                                                                                    ---------  ---------  ---------

COMPREHENSIVE INCOME..............................................................  $  13,292  $  10,636  $   9,695
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

                       See Notes to Financial Statements

                   BRITE VOICE SYSTEMS, INC. AND SUBSIDIARIES

                                  ------------

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                 (IN THOUSANDS)

                                                                                            CUMULATIVE
                                                                                              FOREIGN
                                                                                             CURRENCY
                                                                       COMMON    RETAINED   TRANSLATION
                                                                        STOCK    EARNINGS   ADJUSTMENT     TOTAL
                                                                      ---------  ---------  -----------  ---------
Balance, December 31, 1995..........................................  $  34,377  $   6,383   $    (314)  $  40,446
  Net income........................................................         --      8,555          --       8,555
  Issuance of common stock..........................................      3,970         --          --       3,970
  Tax benefit of stock option transactions..........................         70         --          --          70
  Foreign currency translation adjustment...........................         --         --       1,140       1,140
                                                                      ---------  ---------  -----------  ---------

Balance, December 31, 1996..........................................     38,417     14,938         826      54,181
  Net income........................................................         --     11,682          --      11,682
  Issuance of common stock..........................................      1,197         --          --       1,197
  Stock warrant.....................................................      4,042         --          --       4,042
  Tax benefit of stock option transactions..........................         58         --          --          58
  Foreign currency translation adjustment...........................         --         --      (1,046)     (1,046)
                                                                      ---------  ---------  -----------  ---------

Balance, December 31, 1997..........................................     43,714     26,620        (220)     70,114
  Net income........................................................         --     13,117          --      13,117
  Issuance of common stock..........................................      1,472         --          --       1,472
  Tax benefit of stock option transactions..........................         35         --          --          35
  Foreign currency translation adjustment...........................         --         --         175         175
                                                                      ---------  ---------  -----------  ---------

Balance, December 31, 1998..........................................  $  45,221  $  39,737   $     (45)  $  84,913
                                                                      ---------  ---------  -----------  ---------
                                                                      ---------  ---------  -----------  ---------

                       See Notes to Financial Statements

                   BRITE VOICE SYSTEMS, INC. AND SUBSIDIARIES

                                  ------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                 (IN THOUSANDS)

                                                                                     1998        1997       1996
                                                                                  ----------  ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income....................................................................  $   13,117  $   11,682  $   8,555
  Items not requiring (providing) cash:
    Depreciation and amortization...............................................       4,459       3,525      3,640
    Income from discontinued operations.........................................      (2,222)     (1,245)    (2,718)
    Gain on disposition of discontinued operations..............................      (9,122)         --         --
    (Gain) loss on disposition of assets........................................          --     (29,568)       162
    Discount recorded for warrant...............................................       1,870          --         --
    Deferred taxes..............................................................      (1,131)     (1,690)      (738)
  Changes in:
    Accounts receivable.........................................................     (24,768)     (2,521)    (4,789)
    Inventories.................................................................      (7,890)     (2,341)    (1,364)
    Accounts payable and accrued expenses.......................................       4,523       5,775      1,001
    Other current assets and liabilities........................................      (1,572)      3,678      1,955
                                                                                  ----------  ----------  ---------
      Net cash provided by (used in) continuing activities......................     (22,736)    (12,705)     5,704
      Net cash provided by (used in) discontinued operations....................      (3,421)      2,144      2,201
                                                                                  ----------  ----------  ---------
      Net cash provided by (used in) operating activities.......................     (26,157)    (10,561)     7,905
                                                                                  ----------  ----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment, net.......................................      (9,466)     (4,429)    (5,358)
  Capital expenditures of discontinued operations...............................        (216)       (285)    (1,063)
  Proceeds from sale of property................................................          --      35,016        411
  Proceeds from disposal of discontinued operations.............................      18,428          --         --
  Increase (decrease) in other assets...........................................          66      (1,208)      (500)
                                                                                  ----------  ----------  ---------
      Net cash provided by (used in) investing activities.......................       8,812      29,094     (6,510)
                                                                                  ----------  ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock......................................................       1,472         827      3,970
  Principal payments on debt....................................................          --          --       (551)
                                                                                  ----------  ----------  ---------
      Net cash provided by financing activities.................................       1,472         827      3,419
                                                                                  ----------  ----------  ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.........................................         102        (465)      (135)
                                                                                  ----------  ----------  ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................     (15,771)     18,895      4,679
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR....................................      26,979       8,084      3,405
                                                                                  ----------  ----------  ---------
CASH AND CASH EQUIVALENTS, END OF YEAR..........................................  $   11,208  $   26,979  $   8,084
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------

                       See Notes to Financial Statements

                   BRITE VOICE SYSTEMS, INC. AND SUBSIDIARIES

                                  ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND PRINCIPLES OF CONSOLIDATION

    Brite Voice Systems, Inc. (the "Company" or "Brite") designs, integrates, assembles, markets and supports voice processing and call processing systems and services which incorporate prepaid/postpaid applications, voice response, voice recognition, voice/facsimile messaging, audiotex and interactive computer applications into both standard products and customized market solutions.

    The consolidated financial statements include the accounts of Brite Voice Systems, Inc., Brite Voice Systems Group, Ltd. and other immaterial wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

DERIVATIVE FINANCIAL INSTRUMENTS AND FOREIGN CURRENCY TRANSACTIONS

    The Company uses derivative financial instruments selectively to offset exposure to market risks arising from changes in foreign exchange rates. Derivative financial instruments currently utilized by the Company include foreign currency forward contracts to hedge receivables denominated in a currency other than the functional currency of the business. Gains and losses on hedges of existing assets are included in the carrying amounts of those assets and are ultimately recognized in income as part of those carrying amounts.

    Effective for fiscal year 2000, the Company will be required to adopt Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities, and it requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. Management does not anticipate that the adoption of this statement will have a material affect on its operations or financial position.

                   BRITE VOICE SYSTEMS, INC. AND SUBSIDIARIES

                                  ------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INVENTORIES

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

DEFERRED REVENUE

    Deferred revenue includes noncompete and other agreements entered into as a result of dispositions. The amounts are being amortized over the lives of the agreements. (See Note 2.)

RESEARCH AND ENGINEERING

    Costs associated with internal development of new products or enhancements of existing products are expensed as incurred because the marketability of such products is not determinable until substantially all the costs are incurred.

REVENUE RECOGNITION

    During fiscal 1998, the Company adopted Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition," with respect to software revenue recognition. The adoption of this SOP did not have a material impact on the Company's revenue recognition policies.

    Revenue is recognized when a contract has been executed, the product has been shipped, all significant contractual obligations have been satisfied, uncertainty surrounding customer acceptance becomes insignificant and collection of the related receivable is probable. When a contract requires significant production, modification or custom software development revenue is recognized using the percentage-of-completion method of contract accounting. This method recognizes income as work on a contract progresses. Recognition of revenues and profits generally is based on output measures. Revenues from maintenance contracts for installed systems are recognized ratably over the service period. Revenues from service bureau operations are recognized when the services are provided.

    The Company will be required to adopt SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" in future years. The Company does not anticipate that the adoption of this statement will have a material affect on the Company's financial position or results of operations.

                   BRITE VOICE SYSTEMS, INC. AND SUBSIDIARIES

                                  ------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CREDIT RISK

    The Company extends unsecured credit to customers throughout the United States and in certain foreign countries.

INCOME TAXES

    The Company accounts for income taxes using an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company considers all expected future events other than enactments of changes in the tax law or rates. Changes in tax laws or rates will be recognized in the years in which they occur. (See Note 8.)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT

    Financial statements of the Company's foreign subsidiaries have been translated into U.S. dollars at current and average exchange rates. Resulting translation adjustments are recorded as a separate component of stockholders' equity. Any transaction gains or losses are included in the accompanying consolidated statements of income and consolidated statements of comprehensive income.

OTHER NONRECURRING CHARGES

    The Company accounts for costs incurred on business process reengineering and information technology transformation in accordance with Emerging Issues Task Force ("EITF") Issue No. 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project that Combines Business Process Reengineering and Information Technology Transformation." EITF Issue No. 97-13 requires that the costs of business process reengineering activities be expensed as incurred.

    The Company accounts for costs incurred for involuntary termination benefits of employees in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity."

EARNINGS PER SHARE

    The Company has adopted SFAS No. 128, "Earnings Per Share". Basic earnings per share was calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share was calculated by dividing net income available to common stockholders after assumed conversion of dilutive securities by the sum of the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

                   BRITE VOICE SYSTEMS, INC. AND SUBSIDIARIES

                                  ------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Following is a reconciliation of the weighted average shares used to compute basic and diluted earnings per share (in thousands):

                                                                       YEAR ENDED DECEMBER 31,
                                                                   -------------------------------
                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
Basic weighted average shares outstanding........................     12,162     11,865     11,717
Options..........................................................        148        203        410
                                                                   ---------  ---------  ---------
Diluted weighted average shares outstanding......................     12,310     12,068     12,127
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    Options to purchase approximately 939,000 shares and warrants to purchase 1,400,000 shares were outstanding as of December 31, 1998, but were not included in the computation of diluted EPS because they are not dilutive.

ACCOUNTING FOR STOCK OPTIONS

    The Company records compensation expense for stock options issued to employees in accordance with APB No. 25. The Company has adopted the proforma disclosure requirement provisions of SFAS No. 123. (See Note 9).

RECLASSIFICATIONS

    Certain amounts in the 1997 and 1996 consolidated financial statements have been reclassified to conform with the current year presentation.

NOTE 2: DISPOSITIONS AND DISCONTINUED OPERATIONS

    Effective December 1, 1998, the Company consummated the sale of its TSL division for $20,000,000 in cash and a subordinated note with a face value of $5,000,000. This note has a three year maturity. The Company also received a warrant to purchase 5,000 shares of the buyer. The Company has recorded the note and warrant at their estimated fair value of $2,500,000 due to the business risk associated with these instruments. The business sold included billing verification, professional services and software services. The Company recorded a gain on the sale of $9,122,000, net of taxes of $5,548,000. A noncompete agreement was included in the sale in the amount of $1,500,000, and was recorded as deferred revenue. This amount is being amortized over three years and reflected in other income.

    The TSL division is reported as a discontinued operation, and the consolidated financial statements have been reclassified to segregate the net assets and operating results of the business. The components of

                   BRITE VOICE SYSTEMS, INC. AND SUBSIDIARIES

                                  ------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 2: DISPOSITIONS AND DISCONTINUED OPERATIONS (CONTINUED) the net current assets of discontinued operations included in the consolidated balance sheet as of December 31, 1997, are as follows (in thousands):

                                                                                        AMOUNT
                                                                                       ---------
Current assets:
  Accounts receivable................................................................  $   3,697
  Prepaid expenses...................................................................        145
Less current liabilities:
  Accounts payable...................................................................       (121)
  Accrued salaries and wages.........................................................       (561)
  Deferred revenue...................................................................        (96)
  Customer deposits..................................................................        (26)
                                                                                       ---------
Net current assets--discontinued operations..........................................  $   3,038
                                                                                       ---------
                                                                                       ---------

    Income from discontinued operations prior to disposal includes the following (in thousands):

                                                                   YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
Revenues.....................................................  $  17,727  $  16,476  $  16,243
Costs and expenses...........................................     14,020     14,323     11,883
                                                               ---------  ---------  ---------
Income before taxes..........................................      3,707      2,153      4,360
Income tax provision.........................................      1,485        908      1,642
                                                               ---------  ---------  ---------
Net income...................................................  $   2,222  $   1,245  $   2,718
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    On October 30, 1997, the Company consummated the sale of certain assets used in its electronic publishing business to IT Network, Inc. for $35,000,000 in cash. The business sold consisted primarily of the Company's information services business, the sale of audiotex advertising sponsorships to yellow pages advertisers, and the management of such advertisers on behalf of yellow pages publishers. The Company recorded a gain on the sale of $29,091,000. An agreement to provide certain services and not to compete was included in the sale. Deferred revenue in the amount of $3,000,000, was recorded related to this agreement. This deferred revenue is being amortized over the three-year term of the agreement and reflected as service revenue. Amortization was $1,000,000 and $167,000 in 1998 and 1997, respectively.

                   BRITE VOICE SYSTEMS, INC. AND SUBSIDIARIES

                                  ------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 3: OTHER ASSETS

    Other assets consist of the following (in thousands):

                                                                               1998       1997
                                                                             ---------  ---------
Deferred tax asset (Note 8)................................................  $   2,206  $     961
Stock warrant (Note 9).....................................................      2,204      4,042
Subordinated note and warrant (Note 2).....................................      2,500         --
Deposits and other.........................................................        490        819
Goodwill...................................................................        343        322
                                                                             ---------  ---------
                                                                                 7,743      6,144
Accumulated amortization...................................................       (209)      (306)
                                                                             ---------  ---------
                                                                             $   7,534  $   5,838
                                                                             ---------  ---------
                                                                             ---------  ---------

    Goodwill and other intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets or the specific contract term, which range from three to 10 years. Amortization expense was $40,000, $149,000 and $248,000 in 1998, 1997 and 1996, respectively.

NOTE 4: INVENTORIES

    Inventories consist of the following (in thousands):

                                                                            1998       1997
                                                                          ---------  ---------
Purchased parts.........................................................  $   9,079  $   5,417
Work in progress........................................................     10,414      5,401
Finished goods..........................................................      2,183      2,970
                                                                          ---------  ---------
                                                                          $  21,676  $  13,788
                                                                          ---------  ---------
                                                                          ---------  ---------

NOTE 5: LINE OF CREDIT

    The Company maintains a $25,000,000 unsecured line of credit that is used from time to time to fund short-term cash requirements. The promissory note becomes due on November 30, 2001. Borrowings bear interest at 30 days LIBOR plus 75 basis points, with an unused commitment fee in the amount of one-tenth percent of the difference between the maximum principal amount and the average principal amount outstanding under the loan for the preceding calendar quarter. There were no borrowings outstanding under the line as of December 31, 1998.

NOTE 6: FINANCIAL INSTRUMENTS

    As of December 31, 1998, the Company had entered into forward exchange contracts to sell a notional amount of $12,304,000 in Japanese Yen for delivery at various dates during the first six months of 1999. Changes in the market value of these contracts are highly correlated with changes in the market value of the underlying accounts receivable. Therefore, the estimated fair value of the foreign exchange contracts is approximately offset by the change in the fair value of the underlying accounts receivable.

                   BRITE VOICE SYSTEMS, INC. AND SUBSIDIARIES

                                  ------------

                NOTES TO CONSOLIDATED BALANCE SHEETS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 7:  LEASES

    The Company leases office space under noncancelable agreements expiring at various times through 2006. Future minimum rental payments under these operating leases are as follows (in thousands):

1999...............................................................  $   4,581
2000...............................................................      4,321
2001...............................................................      3,165
2002...............................................................      2,218
2003...............................................................        438
Thereafter.........................................................         46
                                                                     ---------
                                                                     $  14,769
                                                                     ---------
                                                                     ---------

    Rent expense recorded was approximately $4,311,000, $2,295,000 and $1,544,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 8:  INCOME TAXES

    The income tax provision includes the following (in thousands):

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1998       1997       1996
                                                                                       ---------  ---------  ---------
Taxes currently payable:
  Federal............................................................................  $   1,649  $   7,711  $   1,472
  State..............................................................................        360      1,706        448
  Foreign............................................................................        195        (37)       791
Deferred taxes.......................................................................     (1,131)    (1,690)    (1,049)
                                                                                       ---------  ---------  ---------
                                                                                       $   1,073  $   7,690  $   1,662
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

    United States income taxes have not been provided on the cumulative undistributed earnings of the Company's foreign subsidiaries of $4,088,000 at December 31, 1998. It is intended that these earnings will be permanently invested in operations outside the United States.

                   BRITE VOICE SYSTEMS, INC. AND SUBSIDIARIES

                                  ------------

                NOTES TO CONSOLIDATED BALANCE SHEETS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 8:  INCOME TAXES (CONTINUED)
    A reconciliation of income tax expense at the statutory rate to income tax expense at the Company's effective rate, is as follows (in thousands):

                                                                       YEAR ENDED DECEMBER 31,
                                                                   -------------------------------
                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
Tax expense at the statutory rate................................  $     968  $   6,344  $   2,550
Effect of foreign tax rates......................................        103        (84)        50
Increase (decrease) in taxes resulting from:
  State income taxes, net of federal benefit.....................        110      1,297        273
  Foreign sales corporation benefit..............................       (145)       (25)       (34)
  Utilization of credit carryforwards............................        (30)        67        (48)
  Reduction of valuation allowance...............................         --         --     (1,049)
  Other permanent differences....................................         67         91        (80)
                                                                   ---------  ---------  ---------
                                                                   $   1,073  $   7,690  $   1,662
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    Deferred taxes are determined based on the estimated future tax effect of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Current deferred taxes are included in prepaid expenses and other. Noncurrent deferred taxes are included in other assets. Deferred taxes consist of the following (in thousands):

                                                                               1998       1997
                                                                             ---------  ---------
Current deferred taxes
  Gross assets.............................................................  $   2,239  $   2,353
  Gross liabilities........................................................         --         --
                                                                             ---------  ---------
                                                                             $   2,239  $   2,353
                                                                             ---------  ---------
                                                                             ---------  ---------
Noncurrent deferred taxes
  Gross assets.............................................................  $   2,206  $   1,374
  Gross liabilities........................................................         --       (413)
                                                                             ---------  ---------
                                                                             $   2,206  $     961
                                                                             ---------  ---------
                                                                             ---------  ---------

                   BRITE VOICE SYSTEMS, INC. AND SUBSIDIARIES

                                  ------------

                NOTES TO CONSOLIDATED BALANCE SHEETS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 8:  INCOME TAXES (CONTINUED)
    The tax effect of significant temporary differences representing deferred tax assets and liabilities is as follows (in thousands):

                                                                               1998       1997
                                                                             ---------  ---------
Depreciation...............................................................  $      94  $    (413)
Inventory obsolescence reserve.............................................        681        484
Allowance for doubtful accounts............................................        446        415
Accrued vacation pay.......................................................        245        231
Restructuring and nonrecurring charge reserve..............................        396        989
Covenants not to compete...................................................      1,263      1,121
TSL sale...................................................................        947         --
Other, net.................................................................        373        487
                                                                             ---------  ---------
Net deferred taxes.........................................................  $   4,445  $   3,314
                                                                             ---------  ---------
                                                                             ---------  ---------

NOTE 9:  STOCKHOLDERS' EQUITY

    The Company has four stock option plans: the 1984 Incentive Stock Option Plan (the "1984 Option Plan"), the 1994 Stock Option Plan (the "1994 Option Plan"), the 1990 Non-Employee Director Stock Option Plan (the "Director Stock Option Plan"), and the 1994 Employee Stock Purchase Plan (the "Stock Purchase Plan").

STOCK PURCHASE PLAN

    In 1994, the Board of Directors and stockholders approved the Stock Purchase Plan. Under the Stock Purchase Plan, as amended, up to 500,000 shares of common stock may be sold to employees. Eligible employees may authorize payroll deductions of up to 10 percent of their compensation to purchase shares at the lower of 85 percent of the fair market value of the common stock as of the date of grant (first day of an offering period) or the last day of the six-month offering period. The semi-annual offerings commenced on July 1, 1994. No employee may purchase shares under the Stock Purchase Plan, in any one year, having a fair market value on the offering date of more than $25,000, nor may an employee purchase more than 500 shares in any offering period.

    During 1998, 58,588 shares were purchased at the weighted average price of $7.33. On December 31, 1998, there were 277,899 shares reserved for issuance under the Stock Purchase Plan.

STOCK OPTIONS

    In 1994, the Board of Directors and stockholders approved the 1994 Option Plan. A maximum of 2,000,000 shares of common stock may be issued under the Plan, as amended. Options are granted by the Board of Directors at prices not less than fair market value as of the date of grant, generally vest ratably over a four-year period and expire 10 years after the date of grant. At December 31, 1998, a total of 855,338 shares were available for future grants under the 1994 Option Plan. In addition, options covering 500,000 shares were granted to an executive of the Company during 1996, of which 100,000 shares vested

                   BRITE VOICE SYSTEMS, INC. AND SUBSIDIARIES

                                  ------------

                NOTES TO CONSOLIDATED BALANCE SHEETS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 9:  STOCKHOLDERS' EQUITY (CONTINUED)
immediately, an additional 100,000 shares vested during 1997 and 300,000 shares were cancelled during 1998. At December 31, 1998, options covering 200,000 shares were exercisable.

    The 1984 Option Plan terminated on December 31, 1994, except as to unexercised options remaining outstanding.

    The Director Stock Option Plan provides for the grant of options to purchase up to 150,000 shares of common stock. Options under this plan are to be granted at prices not less than fair market value as of the date of the grant, and vest ratably over a three-year period. At December 31, 1998, there were options granted to purchase 75,750 shares of common stock at prices ranging from $1.25 to $18.50 per share. At December 31, 1998, options covering 47,250 shares were exercisable.

    Information regarding all outstanding stock options is as follows:

                                                       1998                      1997                      1996
                                             ------------------------  ------------------------  ------------------------
                                                            WTD AVG                   WTD AVG                   WTD AVG
                                               SHARES         EX         SHARES         EX         SHARES         EX
                                               (000S)        PRICE       (000S)        PRICE       (000S)        PRICE
                                             -----------  -----------  -----------  -----------  -----------  -----------
Outstanding, beginning of year.............       2,200    $      12        2,162    $      13        1,249    $      12
Granted....................................         472           10          595            9        1,018           14
Exercised..................................        (195)           7          (91)           5          (67)           7
Cancelled..................................        (810)          12         (466)          14          (38)          13
                                                  -----                     -----                     -----
Outstanding, end of year...................       1,667           12        2,200           12        2,162           13
                                                  -----                     -----                     -----
                                                  -----                     -----                     -----
Exercisable, end of year...................         811           13          965           12          913           10
                                                  -----                     -----                     -----
                                                  -----                     -----                     -----

    The Company accounts for the stock options under APB No. 25, under which no compensation expense has been recognized. Had compensation expense for these plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                        1998           1997          1996
                                                    -------------  ------------  ------------
Net income........................................  $  12,809,000  $  9,837,000  $  6,853,000
Basic earnings per share..........................  $        1.05  $       0.83  $       0.58
Diluted earnings per share........................  $        1.05  $       0.83  $       0.57

    The resulting pro forma compensation expense for 1998, 1997 and 1996 may not be representative of that to be expected in future years.

                   BRITE VOICE SYSTEMS, INC. AND SUBSIDIARIES

                                  ------------

                NOTES TO CONSOLIDATED BALANCE SHEETS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

NOTE 9:  STOCKHOLDERS' EQUITY (CONTINUED)
    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                                          1998       1997       1996
                                                                                        ---------  ---------  ---------
Risk-free interest rate...............................................................       5.38%      6.39%      5.92%
Expected years until exercise.........................................................       6.27       5.30       7.90
Expected stock volatility.............................................................         66%        65%        65%

    The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                                                          OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                         -----------------------------------------------------  ----------------------------
                                            NUMBER             WEIGHTED            WEIGHTED        NUMBER        WEIGHTED
                                          OUTSTANDING           AVERAGE             AVERAGE      EXERCISABLE      AVERAGE
                                             AS OF             REMAINING           EXERCISE         AS OF        EXERCISE
RANGE OF EXERCISE PRICES                   12/31/98        CONTRACTUAL LIFE          PRICE        12/31/98         PRICE
---------------------------------------  -------------  -----------------------  -------------  -------------  -------------
 $1.250- $9.000........................       423,210               7.83           $    7.76        137,528      $    6.54
 $9.625-$10.656........................       499,030               7.40           $   10.03        178,538      $    9.63
$11.000-$14.875........................       461,625               7.23           $   13.21        276,084      $   14.09
$15.750-$20.000........................       282,905               6.49           $   17.23        219,255      $   16.81
                                         -------------                                          -------------
 $1.250-$20.000........................     1,666,770               7.31           $   11.55        811,405      $   12.56
                                         -------------                                          -------------
                                         -------------                                          -------------

STOCK WARRANT

    On December 12, 1997, the Company and AT&T Corp. ("AT&T") entered into a Purchase Agreement pursuant to which AT&T will purchase from the Company certain telecommunications products, software and services over a period of up to four years. As partial consideration for the Agreement, AT&T acquired a warrant to purchase up to 1,400,000 shares of the Company's common stock. One-third of the warrant was immediately exercisable, an additional one-third became exercisable on December 12, 1998 and the balance will become exercisable on December 12, 1999. Each tranche has a term of three years from the date it becomes exercisable and has a strike price of $11.00 per share. The warrant was valued at $4,042,000 using the Black-Scholes option pricing model. A corresponding contra amount was recorded in other assets, and is being written off in the form of a purchase discount as systems and equipment are delivered to AT&T. During 1998, $1,870,000 was amortized as a discount.

NOTE 10:  EMPLOYEE BENEFIT PLANS

    The Company sponsors defined contribution retirement plans which cover substantially all of its employees in the United States and the United Kingdom. Company contributions to the United Kingdom plan are based on the employee's age, while contributions to the United States plan are a percentage of employee contributions at rates determined by the Board of Directors of the Company. Company contributions to these plans were $1,088,000, $1,105,000 and $835,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

                   BRITE VOICE SYSTEMS, INC. AND SUBSIDIARIES

                                  ------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 11:  RESTRUCTURING AND OTHER NONRECURRING CHARGES

    The Company recorded charges of $1,410,000 for the year ended December 31, 1998, related to the termination of certain executives. Of this amount, $364,000 had been paid by December 31, 1998.

    The Company recorded charges of $10,980,000 for the year ended December 31, 1997, related to the restructuring of the Company's operations and the relocation of its headquarters to Lake Mary, Florida. Included in the charge was approximately $3,327,000 in asset impairments as a result of the Company's decision to discontinue certain product lines and abandon certain assets, and the reevaluation of the net realizable value of certain intangible assets. The Company also recorded severance costs of approximately $1,614,000 relating to the elimination of certain product lines, the closing of its Dallas, Texas facility and the transfer of certain functions from its facilities in Wichita, Kansas and Canton, Massachusetts to its new headquarters in Lake Mary. Concurrent with the restructuring, the Company initiated a process reengineering effort which led to the selection and commencement of implementation of certain new management information systems for which the Company has recorded charges of approximately $2,718,000. Additionally, costs consisting principally of moving expenses, temporary labor and travel amounted to approximately $3,321,000 during the year ended December 31, 1997.

NOTE 12:  CONTINGENCIES

    The Company is subject to claims and litigation from time to time arising in the normal operation of its business. Management believes that the ultimate resolution of any pending claim will not be material to the results of operations or the financial position of the Company.

    From time to time, the Company enters into contracts which provide for liquidated damages. The failure of the Company to fulfill these contracts could result in payments to customers or reductions of revenue, and such payments could be material. Management believes that the ultimate resolution of potential penalties in existing contracts as of December 31, 1998, will not be material to the results of operations or the financial position of the Company.

NOTE 13:  ADDITIONAL CASH FLOW INFORMATION

                                                                      YEAR ENDED DECEMBER 31,
                                                                  -------------------------------
                                                                    1998       1997       1996
                                                                  ---------  ---------  ---------
                                                                          (IN THOUSANDS)
Interest paid...................................................  $     204  $     564  $      80
Income taxes paid, net..........................................        815     12,508      4,759

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

                                                                      YEAR ENDED DECEMBER 31,
                                                                  -------------------------------
                                                                    1998       1997       1996
                                                                  ---------  ---------  ---------
                                                                          (IN THOUSANDS)
Subordinated note and warrant received in connection with the
  TSL sale (Note 2).............................................  $   2,500  $      --  $      --
Tax benefit of stock option transactions........................         35         58         70
Issuance of common stock........................................         --        371         --

                   BRITE VOICE SYSTEMS, INC. AND SUBSIDIARIES

                                  ------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 14: SEGMENT REPORTING

    Historically, the Company had four reportable segments: network products, business systems, customer support and Europe, Middle East, Africa. The network products segment includes domestically-sold products and managed services that increase the customers' revenues through increased subscription or user fees. Business systems includes domestically sold products and managed services that reduce customers' costs or improve the efficiency of services provided to end-user customers. Customer support includes the provision of services to both network products and business systems customers through maintenance contracts, installation services, time and materials billing and training. Europe, Middle East, Africa includes all of the Company's products and services in that geographic area. The Company evaluated performance based on profit or loss from operations before corporate overhead. Intersegment sales are eliminated for evaluation purposes.

    The Company's reportable segments offered different products and services. They were managed separately because each required different marketing strategies.

                                                                            YEAR ENDED DECEMBER 31,
                                                                       ---------------------------------
BUSINESS SEGMENTS                                                         1998        1997       1996
---------------------------------------------------------------------  ----------  ----------  ---------
                                                                                (IN THOUSANDS)
Revenues:
  Network Products...................................................  $   52,402  $   20,893  $  13,650
  Business Systems...................................................      30,094      35,782     40,907
  Customer Support...................................................      12,469       9,080      8,895
  Europe, Middle East, Africa........................................      40,750      37,618     30,714
                                                                       ----------  ----------  ---------
                                                                       $  135,715  $  103,373  $  94,166
                                                                       ----------  ----------  ---------
                                                                       ----------  ----------  ---------
Contribution to Overhead:
  Network Products...................................................  $   10,939  $    1,805  $    (634)
  Business Systems...................................................      13,080       8,448     12,509
  Customer Support...................................................       5,930       2,987      3,239
  Europe, Middle East, Africa........................................      (3,204)        183      9,248
                                                                       ----------  ----------  ---------
                                                                       $   26,745  $   13,423  $  24,362
                                                                       ----------  ----------  ---------
                                                                       ----------  ----------  ---------
Capital Expenditures:
  Network Products...................................................  $    1,708  $      778  $     513
  Business Systems...................................................         118         619        540
  Customer Support...................................................         332         359        195
  Europe, Middle East, Africa........................................       4,063       1,485      2,856
  Corporate..........................................................       3,245       1,188      1,254
                                                                       ----------  ----------  ---------
                                                                       $    9,466  $    4,429  $   5,358
                                                                       ----------  ----------  ---------
                                                                       ----------  ----------  ---------

                   BRITE VOICE SYSTEMS, INC. AND SUBSIDIARIES

                                  ------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 14: SEGMENT REPORTING (CONTINUED)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                             -------------------------------
BUSINESS SEGMENTS                                                              1998       1997       1996
---------------------------------------------------------------------------  ---------  ---------  ---------
                                                                                     (IN THOUSANDS)
Depreciation Expense:
  Network Products.........................................................  $     416  $     586  $     525
  Business Systems.........................................................        180        876        962
  Customer Support.........................................................        204        171         99
  Europe, Middle East, Africa..............................................      1,991      1,473        962
  Corporate................................................................      1,625        347        857
                                                                             ---------  ---------  ---------
                                                                             $   4,416  $   3,453  $   3,405
                                                                             ---------  ---------  ---------
                                                                             ---------  ---------  ---------

    During 1998, the Company restructured its operations, resulting in global product management. Under the new operating structure, the Europe, Middle East, Africa segment is included in the product business segments:

BUSINESS SEGMENTS                                                                              1998
----------------------------------------------------------------------------------------  --------------
                                                                                          (IN THOUSANDS)
Revenues:
  Network Products......................................................................   $     83,401
  Business Systems......................................................................         34,916
  Customer Support......................................................................         17,398
                                                                                          --------------
                                                                                           $    135,715
                                                                                          --------------
                                                                                          --------------
Contribution to Overhead:
  Network Products......................................................................   $     11,533
  Business Systems......................................................................          8,353
  Customer Support......................................................................          6,859
                                                                                          --------------
                                                                                           $     26,745
                                                                                          --------------
                                                                                          --------------
Capital Expenditures:
  Network Products......................................................................   $      3,460
  Business Systems......................................................................            133
  Customer Support......................................................................            464
  Corporate.............................................................................          5,409
                                                                                          --------------
                                                                                           $      9,466
                                                                                          --------------
                                                                                          --------------
Depreciation Expense:
  Network Products......................................................................   $      1,021
  Business Systems......................................................................            292
  Customer Support......................................................................            513
  Corporate.............................................................................          2,590
                                                                                          --------------
                                                                                           $      4,416
                                                                                          --------------
                                                                                          --------------

                   BRITE VOICE SYSTEMS, INC. AND SUBSIDIARIES

                                  ------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 15: FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

    Operations for the years ended December 31, 1998, 1997 and 1996 are as follows (in thousands):

                                                                          1998        1997       1996
                                                                       ----------  ----------  ---------
Sales from:
  United States......................................................  $   94,965  $   65,755  $  63,452
  Europe, Middle East, Africa........................................      40,750      37,618     30,714
                                                                       ----------  ----------  ---------
      Total..........................................................  $  135,715  $  103,373  $  94,166
                                                                       ----------  ----------  ---------
                                                                       ----------  ----------  ---------

Operating profit (loss):
  United States......................................................  $    2,784  $  (10,610) $   4,354
  Europe, Middle East, Africa........................................         923        (127)     2,985
                                                                       ----------  ----------  ---------
      Total..........................................................  $    2,218  $  (10,737) $   7,339
                                                                       ----------  ----------  ---------
                                                                       ----------  ----------  ---------
Identifiable assets:
  United States......................................................  $  101,341  $   73,079  $  49,712
  Europe, Middle East, Africa........................................      20,778      31,147     24,781
                                                                       ----------  ----------  ---------
      Total..........................................................  $  122,119  $  104,226  $  74,493
                                                                       ----------  ----------  ---------
                                                                       ----------  ----------  ---------

Export sales from United States......................................  $   19,293  $    7,113  $   8,355
                                                                       ----------  ----------  ---------
                                                                       ----------  ----------  ---------

    One domestic customer represented 16% of total revenues in 1998 and one international customer represented 11% of consolidated revenues in 1998, and 12% of consolidated revenues for each of 1997 and 1996.

NOTE 16: UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                                                                     1998 QUARTER ENDED
                                                                        --------------------------------------------
                                                                         MARCH 31     JUNE 30   SEPT. 30    DEC. 31
                                                                        -----------  ---------  ---------  ---------
Revenues..............................................................   $  25,375   $  34,158  $  35,449  $  40,733
Operating income (loss)...............................................         249         778      1,286        (95)
Net income............................................................         696       1,219      1,314      9,888
Basic earnings per common share.......................................        0.06        0.10       0.11       0.81
Diluted earnings per common share.....................................        0.06        0.10       0.11       0.81

                                                                                     1997 QUARTER ENDED
                                                                        --------------------------------------------
                                                                         MARCH 31     JUNE 30   SEPT. 30    DEC. 31
                                                                        -----------  ---------  ---------  ---------
Revenues..............................................................   $  27,630   $  25,705  $  25,006  $  25,032
Operating income (loss)...............................................       1,798      (7,339)    (2,161)    (3,035)
Net income (loss).....................................................       1,291      (4,876)      (968)    16,235
Basic earnings (loss) per common share................................        0.11       (0.41)     (0.08)      1.36
Diluted earnings (loss) per common share..............................        0.11       (0.41)     (0.08)      1.34

                   BRITE VOICE SYSTEMS, INC. AND SUBSIDIARIES

                                  ------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 16: UNAUDITED QUARTERLY FINANCIAL INFORMATION (CONTINUED)
    The 1998 results included a pre-tax gain of $14,670,000 relating to the sale of the Company's telecommunications management services division, which was effective December 1, 1998, and nonrecurring charges of $1,410,000.

    The 1997 results included a pre-tax gain of $29,091,000 relating to the sale of the Company's electronic publishing business, which was consummated on October 30, 1997, and restructuring and other non-recurring charges of $10,980,000.

                   BRITE VOICE SYSTEMS, INC. AND SUBSIDIARIES

                                  ------------

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                    BALANCE AT   CHARGED TO                  BALANCE
                                                                     BEGINNING    COSTS AND                 AT END OF
DESCRIPTION                                                          OF PERIOD    EXPENSES    DEDUCTIONS     PERIOD
------------------------------------------------------------------  -----------  -----------  -----------  -----------
Allowance for doubtful accounts:
  Year ended December 31, 1998....................................   $   1,134    $   1,657    $   1,030    $   1,761
  Year ended December 31, 1997....................................   $     471    $   1,296    $     633    $   1,134
  Year ended December 31, 1996....................................   $     481    $     429    $     439    $     471

Allowance for obsolete inventory:
  Year ended December 31, 1998....................................   $   1,759    $     850    $     345    $   2,264
  Year ended December 31, 1997....................................   $   1,415    $     750    $     406    $   1,759
  Year ended December 31, 1996....................................   $   1,069    $     625    $     279    $   1,415

Restructuring Reserves
  Year ended December 31, 1998....................................   $   2,393    $   1,410    $   2,757    $   1,046
  Year ended December 31, 1997....................................   $      --    $  10,980    $   8,587    $   2,393

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    DIRECTORS

    The information concerning Directors of the Company required by Item 401 of Regulation S-K will be contained in the Company's 1999 Proxy Statement under the heading "Election of Directors", and is incorporated herein by reference.

    EXECUTIVE OFFICERS

    The information concerning executive officers of the Company required by this Item is set forth in Item 1 hereof under the heading "Executive Officers".

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by Item 402 of Regulation S-K will be contained in the Company's 1999 Proxy Statement under the headings "Compensation of Directors and Executive Officers", "Compensation Committee Interlocks and Insider Participation", "Report of Compensation Committee on Executive Compensation" and "Company Performance", and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 403 of Regulation S-K will be contained in the Company's 1999 Proxy Statement under the heading "Common Stock Ownership", and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 404 of Regulation S-K will be contained in the Company's 1999 Proxy Statement under the heading "Compensation Committee Interlocks and Insider Participation", and is incorporated herein by reference.

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

       2.4     Stock Purchase Agreement dated November 30, 1998, by and among Brite Voice Systems, Inc., BVS
               Investco, Inc., TSL Services, Inc. and ProfitSource Corporation, together with the related TSL
               Services, Inc. Agreement Re: Preferred Stock (incorporated by reference to the Exhibits filed with the Registrant's Current Report on Form 8-K dated December 14, 1998).

       3.1     Restated Articles of Incorporation of the Registrant (incorporated by reference to the Exhibit filed with the Registrant's Registration Statement on Form S-1, No. 33-29750).

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

      10.3     Registrant's 1990 Non-Employee Director Stock Option Plan dated February 6, 1990 (incorporated by reference to the Exhibit filed with Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1989).

      10.4     Registrant's Amended and Restated Non-Employee Director Stock Option Plan (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31,
               1995).

EXHIBIT NO.                                                 DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------
      10.5     Office Lease Agreement between the Registrant and Heathrow Office Building Corporation dated April
               16, 1997 pertaining to the Registrant's headquarters facility in Lake Mary, Florida (incorporated by reference to the Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

      10.6     First Amendment to Lease dated June 30, 1997 between the Registrant and Heathrow Office Building
               Corporation (incorporated by reference to the Exhibit filed with the Registrant's Quarterly Report on
               Form 10-Q for the quarter ended June 30, 1997).

      10.7     Sublease dated June 1, 1997 between the Registrant and Olsten Staffing Services, Inc. (incorporated by reference to the Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

      10.8     Lease covering the Registrant's facility at Brook House, Park Road, Gatley, England dated June 24,
               1996 (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

      10.9     Lease covering the Registrant's facility at 40 Shawmut Road, Canton, Massachusetts, dated March 15,
               1993 (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).

      10.10    Registrant's 1994 Stock Option Plan (incorporated by reference to the Exhibit filed with the
               Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

      10.11    Registrant's 1994 Employee Stock Purchase Plan (incorporated by reference to the Exhibit filed with the Registrant's Registration Statement on Form S-8, No. 33-80478).

      10.12    Registrant's 1994 Employee Stock Purchase Plan (as amended through May 12, 1998) (incorporated by reference to the Exhibit filed with the Registrant's Registration Statement on Form S-8, No.
               333-70005).

      10.13    Employment Agreement dated December 4, 1996 between the Registrant and David S. Gergacz (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1996).

      10.14    Stock Option Agreement dated May 13, 1997 between the Registrant and David S. Gergacz (incorporated by reference to the Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

      10.15    Employment Agreement dated February 25, 1997 between the Registrant and Samuel J. Kline (incorporated by reference to the Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

      10.16    Employment Agreement dated March 22, 1997 between the Company and Christine King (incorporated by reference to the Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

      10.17    Employment Agreement dated March 27, 1997 between the Company and Brian Klumpp (incorporated by reference to the Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

      10.18    Employment Agreement dated June 23, 1997 between the Company and Glenn A. Etherington (incorporated by reference to the Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

EXHIBIT NO.                                                 DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------
      10.19    Amendment to Employment Agreement dated June 1, 1997 between the Registrant and Alan C. Maltz
               (incorporated by reference to the Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

      10.20    Employment Agreement dated July 1, 1997 between the Registrant and Donald R. Walsh (incorporated by reference to the Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

      10.21    Employment Agreement dated July 23, 1997 between the Registrant and Ray S. Naeini (incorporated by reference to the Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

      10.22    Agreement between the Registrant and AT&T Corp. dated December 12, 1997. (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31,
               1997). Confidential treatment has been granted with respect to portions of this exhibit.

      10.23    Supplemental Agreement between the Registrant and AT&T Corp. dated May 29, 1998. Confidential treatment has been requested with respect to portions of this Exhibit.

      10.24    Supplemental Agreement between the Registrant and AT&T Corp. dated September 8, 1998. Confidential treatment has been requested with respect to portions of this Exhibit.

      10.25    Office Lease Agreement between the Registrant and 701 International Parkway Development Corporation
               dated March 3, 1998 covering the Registrant's facility in Lake Mary, Florida (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1997).

      10.26    Agreement dated January 12, 1998 between the Registrant and Stanley G. Brannan (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1997).

      10.27    Amended and Restated Credit Agreement between the Registrant and NationsBank, N.A. dated December 9,
               1998, including the Amended and Restated Revolving Promissory Note, Negative Pledge Agreement and the
               Tax Indemnity Agreement.

      10.28    Employment Agreement dated October 12, 1997 between the Company and Garrett H. Digman (incorporated by reference to the Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

      21.1     Subsidiaries of the Registrant.

      23.1     Consent of Arthur Andersen LLP.

      27       Financial Data Schedule

(b) Reports on Form 8-K.

    During the last quarter of the period covered by this Re port, the Registrant filed Current Reports on Form 8-K as follows:

    1. Form 8-K dated November 16, 1998, wherein the Registrant announced the resignation of David S. Gergacz as Chairman of the Board of Directors, President and Chief Executive Officer. The Registrant also reported that Stanley G. Brannan, founder of the Company and member of the Board would replace Mr. Gergacz on an interim basis until a new CEO is hired.

    2. Form 8-K dated December 23, 1998, wherein the Registrant reported the sale of its telecommunications management services division effective December 1, 1998 to EPS Solutions Corporation.

    3. Form 8-K/A dated December 30, 1998, wherein the Registrant amended the Form 8-K filed on December 23, 1998, to include pro forma financial statements.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BRITE VOICE SYSTEMS, INC.

DATED: MARCH 30, 1999           By:            /s/ STANLEY G. BRANNAN
                                     -----------------------------------------
                                                 Stanley G. Brannan
                                              CHIEF EXECUTIVE OFFICER

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

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------
    /s/ STANLEY G. BRANNAN
------------------------------  Chairman of the Board,        March 30, 1999
      Stanley G. Brannan          CEO and President

  /s/ C. MACKAY GANSON, JR.
------------------------------  Director                      March 30, 1999
    C. MacKay Ganson, Jr.

     /s/ DAVID S. GERGACZ
------------------------------  Director                      March 30, 1999
       David S. Gergacz

    /s/ J. DARRELL KELLEY
------------------------------  Director                      March 30, 1999
      J. Darrell Kelley

   /s/ JOHN F. KELSEY, III
------------------------------  Director                      March 30, 1999
     John F. Kelsey, III

      /s/ ALAN C. MALTZ
------------------------------  Director                      March 30, 1999
        Alan C. Maltz

      /s/ SCOTT A. MALTZ
------------------------------  Director                      March 30, 1999
        Scott A. Maltz

                               INDEX TO EXHIBITS

EXHIBIT NO.    DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------
       2.1     Agreement and Plan of Reorganization and Merger dated May 24, 1995 by and among Brite Voice Systems,
                 Inc., Telecom Services Limited (U.S.), Inc., Telecom Services Limited (West), Inc., TSL Software
                 Service, Inc., TSL Management Group, Inc., and Alan C. Maltz, Scott A. Maltz, Stephen B. Rockoff
                 and Alan C. Maltz as custodian for Sari Maltz and Lori Maltz (incorporated by reference to Annex A to the Company's definitive proxy statement dated July 17, 1995).

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

       2.4     Stock Purchase Agreement dated November 30, 1998, by and among Brite Voice Systems, Inc., BVS
                 Invesco, Inc., TSL Services, Inc. and ProfitSource Corporation, together with the related TSL
                 Services, Inc. Agreement Re: Preferred Stock (incorporated by reference to the Exhibits filed with the Registrants's Current Report on Form 8-K dated December 14, 1998.

       3.1     Restated Articles of Incorporation of the Registrant (incorporated by reference to the Exhibit filed with the Registrant's Registration Statement on Form S-1, No. 33-29750).

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

      10.3     Registrant's 1990 Non-Employee Director Stock Option Plan dated February 6, 1990 (incorporated by reference to the Exhibit filed with Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1989).

      10.4     Registrant's Amended and Restated Non-Employee Director Stock Option Plan (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December
                 31, 1995).

      10.5     Office Lease Agreement between the Registrant and Heathrow Office Building Corporation dated April
                 16, 1997 pertaining to the Registrant's headquarters facility in Lake Mary, Florida (incorporated by reference to the Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

      10.6     First Amendment to Lease dated June 30,1997 between the Registrant and Heathrow Office Building
                 Corporation (incorporated by reference to the Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

      10.7     Sublease dated June 1, 1997 between the Registrant and Olsten Staffing Services, Inc. (incorporated by reference to the Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

EXHIBIT NO.    DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------
      10.8     Lease covering the Registrant's facility at Brook House, Park Road, Gatley, England dated June 24,
                 1996 (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form
                 10-K for the year ended December 31, 1996).

      10.9     Lease covering the Registrant's facility at 40 Shawmut Road, Canton, Massachusetts, dated March 15,
                 1993 (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form
                 10-K for the year ended December 31, 1993).

      10.10    Registrant's 1994 Stock Option Plan (incorporated by reference to the Exhibit filed with the
                 Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

      10.11    Registrant's 1994 Employee Stock Purchase Plan (incorporated by reference to the Exhibit filed with the Registrant's Registration Statement on Form S-8, No. 33-80478).

      10.12    Registrant's 1994 Employee Stock Purchase Plan (as amended through May 12, 1998) (incorporated by reference to the Exhibit filed with the Registrant's Registration Statement on Form S-8, No.
                 333-70005).

      10.13    Employment Agreement dated December 4, 1996 between the Registrant and David S. Gergacz (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

      10.14    Stock Option Agreement dated May 13, 1997 between the Registrant and David S. Gergacz (incorporated by reference to the Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

      10.15    Employment Agreement dated February 25, 1997 between the Registrant and Samuel J. Kline (incorporated by reference to the Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

      10.16    Employment Agreement dated March 22, 1997 between the Company and Christine King (incorporated by reference to the Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

      10.17    Employment Agreement dated March 27, 1997 between the Company and Brian Klumpp (incorporated by reference to the Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

      10.18    Employment Agreement dated June 23, 1997 between the Company and Glenn A. Etherington (incorporated by reference to the Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

      10.19    Amendment to Employment Agreement dated June 1, 1997 between the Registrant and Alan C. Maltz
                 (incorporated by reference to the Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

      10.20    Employment Agreement dated July 1, 1997 between the Registrant and Donald R. Walsh (incorporated by reference to the Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

      10.21    Employment Agreement dated July 23, 1997 between the Registrant and Ray S. Naeini (incorporated by reference to the Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

      10.22    Agreement between the Registrant and AT&T Corp. dated December 12, 1997. (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December
                 31, 1997). Confidential treatment has been granted with respect to portions of this exhibit.

      10.23    Supplemental Agreement between the Registrant and AT&T Corp. dated May 29, 1998.

EXHIBIT NO.    DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------
                 Confidential treatment has been requested with respect to portions of this Exhibit.

      10.24    Supplemental Agreement between the Registrant and AT&T Corp. dated September 8, 1998. Confidential treatment has been requested with respect to portions of this Exhibit.

      10.25    Office Lease Agreement between the Registrant and 701 International Parkway Development Corporation
                 dated March 3, 1998 covering the Registrant's facility in Lake Mary, Florida (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1997).

      10.26    Agreement dated January 12, 1998 between the Company and Stanley G. Brannan (incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1997).

      10.27    Amended and Restated Credit Agreement between the Registrant and NationsBank, N.A. dated December 9,
                 1998, including the Amended and Restated Revolving Promissory Note Negative Pledge Agreement and
                 the Tax Indemnity Agreement.

      10.28    Employment Agreement dated October 12, 1997 between the Company and Garrett H. Digman (incorporated by reference to the Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

      21.1     Subsidiaries of the Registrant.

      23.1     Consent of Arthur Andersen LLP.

      27       Financial Data Schedule