Form 10-Q
period 1999-03-31
BRITE VOICE SYSTEMS INC
filed 1999-05-11
CIK 852637

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                      to
                                   ---------------------    ------------------


                         COMMISSION FILE NUMBER 0-17920

                            BRITE VOICE SYSTEMS, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           KANSAS                                              48-0986248
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

         Yes   [ X ]         No   [   ]

As of May 10, 1999, 12,275,803 shares of the registrant's common stock were outstanding.

                            BRITE VOICE SYSTEMS, INC.

                                      INDEX


                                                                            Page
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets - March 31, 1999 and
            December 31, 1998................................................. 3

           Consolidated Statements of Income - Three Months Ended
            March 31, 1999 and 1998........................................... 4

           Consolidated Statements of Comprehensive Income - Three Months
            Ended March 31, 1999 and 1998..................................... 5

           Consolidated Statements of Cash Flows - Three Months Ended
             March 31, 1999 and 1998.......................................... 6

           Notes to Consolidated Financial Statements......................... 7

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.......................................  9

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk........ 14

PART II.      OTHER INFORMATION.............................................. 15

  Item 6.  Exhibits and Reports on Form 8-K.................................. 15

SIGNATURES................................................................... 16

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                   BRITE VOICE SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                              March 31,     December 31,
                                                                                1999           1998
                                                                              --------      -----------
                                                                            (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents...........................................   $   12,432       $   11,208
     Accounts receivable, less allowance for doubtful accounts:
        1999 - 1,971; 1998 - 1,762.......................................       49,512           57,559
     Inventories.........................................................       22,557           21,676
     Prepaid expenses and other..........................................        6,904            6,967
                                                                            ----------       ----------
       Total Current Assets..............................................       91,405           97,410
                                                                            ----------       ----------
PROPERTY AND EQUIPMENT
     Land, building and improvements.....................................        3,074            3,074
     Furniture and equipment.............................................       25,544           24,581
                                                                            ----------       ----------
                                                                                28,618           27,655
     Less accumulated depreciation.......................................      (11,787)         (10,480)
                                                                            ----------       ----------
       Total Property and Equipment......................................       16,831           17,175
                                                                            ----------       ----------
OTHER ASSETS ............................................................        7,408            7,534
                                                                             ---------     ------------
         TOTAL ASSETS....................................................   $  115,644       $  122,119
                                                                            ==========       ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable....................................................   $    9,869       $   13,916
     Accrued salaries and wages..........................................        2,971            2,791
     Other accrued expenses..............................................        4,813            3,947
     Deferred revenue....................................................        5,042            3,648
     Customer deposits...................................................        2,957            2,860
     Income taxes payable................................................        3,184            8,211
                                                                            ----------       ----------
       Total Current Liabilities.........................................       28,836           35,373
                                                                            ----------       ----------
LONG-TERM DEFERRED REVENUE...............................................        1,458            1,833
                                                                            ----------       ----------
COMMITMENTS AND CONTINGENCIES............................................

STOCKHOLDERS' EQUITY
     Preferred stock, no par value; authorized 10,000,000 shares;
       none issued and outstanding.......................................           --               --
     Common stock, no par value; authorized 30,000,000 shares;
       Issued 12,271,178 shares - 1999; 12,258,678 shares - 1998.........       45,325           45,221
     Retained earnings...................................................       41,114           39,737
     Cumulative foreign currency translation adjustment..................       (1,089)             (45)
                                                                            ----------       ----------
       Total Stockholders' Equity........................................       85,350           84,913
                                                                            ----------       ----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................   $  115,644       $  122,119
                                                                            ==========       ==========

                        SEE NOTES TO FINANCIAL STATEMENTS

                   BRITE VOICE SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   Three Months Ended
                                                                        March 31,
                                                                   1999             1998
                                                                ----------       ----------
                                                                        (Unaudited)
REVENUES
   Systems..................................................    $   22,654       $   17,948
   Services.................................................        13,919            7,427
                                                                ----------       ----------
                                                                    36,573           25,375
                                                                ----------       ----------
COSTS AND EXPENSES
   Cost of Sales:
     Systems................................................        11,892            8,436
     Services...............................................         7,885            3,956
   Research and engineering.................................         4,345            3,507
   Selling, general and administrative......................        10,563            9,227
                                                                ----------       ----------
                                                                    34,685           25,126
                                                                ----------       ----------

OPERATING INCOME............................................         1,888              249

OTHER INCOME, NET...........................................           278              363
                                                                ----------       ----------
INCOME BEFORE TAXES.........................................         2,166              612

INCOME TAX PROVISION........................................           789              231
                                                                ----------       ----------
INCOME FROM CONTINUING OPERATIONS...........................         1,377              381

INCOME FROM DISCONTINUED OPERATIONS.........................            --              315
                                                                ----------       ----------
NET INCOME..................................................    $    1,377       $      696
                                                                ==========       ==========
BASIC EARNINGS PER SHARE
   Income from continuing operations........................    $     0.11       $    0.03
   Discontinued operations..................................            --            0.03
                                                                ----------       ---------
   Net income...............................................    $     0.11       $    0.06
                                                                ==========       =========

DILUTED EARNINGS PER SHARE
   Income from continuing operations........................    $     0.11       $    0.03
   Discontinued operations..................................            --            0.03
                                                                ----------       ---------
   Net income...............................................    $     0.11       $    0.06
                                                                ==========       =========

                        SEE NOTES TO FINANCIAL STATEMENTS

                   BRITE VOICE SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                               Three Months Ended
                                                                    March 31,
                                                               1999            1998
                                                           -----------      -----------
                                                                   (Unaudited)
NET INCOME .............................................     $  1,377       $      696
OTHER COMPREHENSIVE INCOME (EXPENSE)
   Foreign currency translation.........................       (1,044)             119
                                                           ----------       ----------
COMPREHENSIVE INCOME....................................   $      333       $      815
                                                           ==========       ==========

                        SEE NOTES TO FINANCIAL STATEMENTS

                   BRITE VOICE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         Three Months Ended
                                                                              March 31,
                                                                         1999            1998
                                                                     -----------      -----------
                                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income.....................................................   $    1,377     $      696
   Items not requiring (providing) cash:
     Depreciation and amortization................................        1,477            841
     Discount recorded for warrant................................           63             --
     Deferred tax asset...........................................           --            473
     Income from discontinued operations..........................           --           (315)

   Changes in:
     Accounts receivable..........................................        7,516         (3,411)
     Inventories..................................................       (1,293)        (2,722)
     Accounts payable and accrued expenses........................       (2,733)          (604)
     Other current assets and liabilities.........................       (3,779)         1,941
                                                                     ----------     ----------
         Net cash provided by (used in) continuing activities.....        2,628         (3,101)
         Net cash provided by discontinued operations.............           --          1,192
                                                                     ----------     ----------
         Net cash provided by (used in) operating activities......        2,628         (1,909)
                                                                     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment, net........................       (1,300)        (1,331)
   Capital expenditures of discontinued operations................           --            (30)
   Decrease in other assets.......................................           52            123
                                                                     ----------     ----------
         Net cash used in investing activities....................       (1,248)        (1,238)
                                                                     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock.......................................          104            486
                                                                     ----------     ----------
         Net cash provided by financing activities................          104            486
                                                                     ----------     ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH...........................         (260)          (134)
                                                                     ----------     ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................        1,224         (2,795)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD....................       11,208         26,979
                                                                     ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD..........................   $   12,432     $   24,184
                                                                     ==========     ==========


                        SEE NOTES TO FINANCIAL STATEMENTS

                   BRITE VOICE SYSTEMS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1. The 1999 and 1998 financial statements (except for the December 31, 1998 Balance Sheet) included herein have been prepared by the Company, without audit, and reflect all adjustments (consisting only of those of a normal recurring nature) which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1998, contained in the Company's Annual Report to Stockholders and Form 10-K filed with the Securities and Exchange Commission.

2.   Inventories consist of the following (in thousands):


                                                March 31,       December 31,
                                                  1999              1998
                                             -----------       -------------
     Purchased parts......................    $    8,096         $   9,079
     Work in progress.....................        12,196            10,414
     Finished goods.......................         2,265             2,183
                                              ----------         ---------
                                              $   22,557         $  21,676
                                              ==========         =========

3. Income taxes paid (refunded) during the three months ended March 31, 1999 and 1998 were $5,860,000 and $(2,294,800), respectively.

     Interest paid during the three months ended March 31, 1999 and 1998 was $14,000 and $18,000, respectively.

4. Following is a reconciliation of the weighted average shares used to compute basic and diluted earnings per share (in thousands):

                                                             Three Months Ended
                                                                  March 31,
                                                           -----------------------
                                                             1999           1998
                                                           ---------     ---------
   Basic weighted average shares outstanding.............     12,265        12,058
   Options...............................................         59           142
                                                           ---------     ---------
   Diluted weighted average shares outstanding...........     12,324        12,200
                                                           =========     =========

5. Revenues from sales of systems generally are recognized upon shipment. However, on occasion the Company enters into contracts for the sale of large systems that require substantial software development in addition to hardware. Revenues for these contracts are recognized using the percentage of completion basis, measured by the percentage of costs incurred to date compared to estimated total costs required for the specific contract. The excess of costs and earnings over billings is included in accounts receivable.

     Costs and estimated earnings on these contracts consisted of the following as of March 31, 1999 (in thousands):


    Costs incurred and estimated earnings on specific contract..  $  47,658
    Less billings to date.......................................     43,997
                                                                  ---------
    Excess of costs and earnings over billings..................  $   3,661
                                                                  =========

6. The Company recorded restructuring charges of $1,410,000 for the year ended December 31, 1998, related to the termination of certain executives. Of this amount, $364,000 had been paid by December 31, 1998 and $809,000 by March 31, 1999.

7. Effective December 1, 1998, the Company consummated the sale of the assets of its TSL division to ProfitSource Corporation (subsequently named EPS Solutions Corporation). The Company received $20 million in cash and a subordinated promissory note of EPS Solutions Corporation with a face value of $5 million. The Company also received a warrant to purchase 5,000 shares of TSL Services, Inc., which in certain circumstances may be converted to shares of EPS Solutions Corporation.

     The TSL division has been accounted for as a discontinued operation in the consolidated financial statements for the period ended March 31, 1998.

8. The Company has three reportable segments: network products, business systems and customer support. The network products segment includes products and managed services that increase customers' revenues through increased subscription or user fees. Business systems includes products and managed services that reduce customers' costs or improve the efficiency of services provided to end-user customers. Customer support includes the provision of maintenance contracts, installation services, time and materials billing and training to both network products and business systems customers. The Company evaluates performance based upon profit or loss from operations before corporate overhead.


   BUSINESS SEGMENTS                                         1999           1998
   -----------------                                       ---------     ---------
   Revenues
     Network products....................................  $  26,923     $  12,744
     Business systems....................................      4,593         9,115
     Customer support....................................      5,057         3,516
                                                           ---------     ---------
                                                           $  36,573     $  25,375
                                                           =========     =========
   Contribution to Overhead
     Network products....................................  $   7,772     $     805
     Business systems....................................       (725)        3,217
     Customer support....................................      1,885         1,191
                                                           ---------     ---------
                                                           $   8,932     $   5,213
                                                           =========     =========
   Capital expenditures
     Network products....................................  $     529     $     316
     Business systems....................................         86           110
     Customer support....................................         83            97
     Corporate...........................................        602           808
                                                           ---------     ---------
                                                           $   1,300     $   1,331
                                                           =========     =========
   Depreciation and amortization expense
     Network products....................................  $     466     $     354
     Business systems....................................         94           104
     Customer support....................................        143            86
     Corporate...........................................        774           297
                                                           ---------     ---------
                                                           $   1,477     $     841
                                                           =========     =========

9. On April 27, 1999, the Company entered into an Acquisition Agreement and Plan of Merger with InterVoice, Inc., pursuant to which an InterVoice subsidiary has commenced a cash tender offer for 9,158,155 shares of the Company's common stock at a price of $13.40 per share. Following completion of the tender offer, the InterVoice subsidiary will be merged with and into the Company, and each of the remaining shares of the Company's stock will be converted into the right to receive the merger consideration in the form of common stock of InterVoice, Inc., or in certain circumstances, a combination of cash and common stock of InterVoice, Inc.

                          PART I: FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

     From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission, including this Form 10-Q report, may contain certain "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). The words "expects," "anticipates," "believes" and similar words generally signify a "forward-looking" statement. These forward-looking statements are made pursuant to the safe harbor provisions of the Act. The reader is cautioned that all forward-looking statements are necessarily speculative and that there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. Such risks and uncertainties include those inherent in the voice and call processing markets, such as product demand, pricing, market acceptance, reliance on significant customers, intellectual property rights, risks in product and technology developments, and other risk factors detailed in the section below entitled "Certain Factors to be Considered". The Company undertakes no obligation to publicly revise any forward-looking statement due to changes in circumstances after the date of this report, or to reflect the occurrence of unanticipated events.

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

     The TSL division has been accounted for as a discontinued operation in the accompanying financial statements for the period ended March 31, 1998.

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

     Total revenues increased $11,198,000, or 44.1%, for the three months ended March 31, 1999, compared to the three months ended March 31, 1998. This increase was due to increases in both systems revenues and services revenues.

     One customer represented 23% of total revenues in 1999. A second customer represented 22% of total revenues in 1999 and 12% of revenues in 1998.

     Systems revenues increased $4,706,000, or 26.2%, for the three months ended March 31, 1999 as shown in the following table:

                                SYSTEMS REVENUES
                                 (IN THOUSANDS)

                                          Three Months Ended
                                               March 31,
                                        ----------------------       % Increase
                                           1999          1998        (Decrease)
                                        ---------      --------      -----------
   Business systems..................   $   2,710      $  5,910        (54.1)%
   Network systems...................      19,944        12,038         65.7%
                                        ---------      --------
   Total.............................   $  22,654      $ 17,948         26.2%
                                        =========      ========

     Business systems revenues decreased $3,200,000, or 54.1%, for the three months ended March 31, 1999. The Company believes this decline was due in part to normal fluctuations in customer demand, as well as delays in orders from both new and existing customers related to a focus by these customers on ensuring Year 2000 compliance with their current systems, rather than implementing new systems. Network systems revenues increased $7,906,000, or 65.7%, for the three months ended March 31, 1999, due primarily to the recognition of revenues from a large contract with a Japanese telecommunications company for installation of a voice-activated dialing system, as well as several expansion orders by other existing customers.

     Services revenues increased $6,492,000, or 87.4%, for the three months ended March 31, 1999. The breakdown of services revenues is shown in the following table:


                                SERVICES REVENUES
                                 (IN THOUSANDS)

                                           Three Months Ended
                                                March 31,
                                         -----------------------
                                            1999          1998        % Increase
                                         ---------      ---------     ----------
    Managed services..................   $   8,861      $  3,911        126.6%
    Service contract and repair.......       5,058         3,516         43.9%
                                         ---------      --------
    Total.............................   $  13,919      $  7,427         87.4%
                                         =========      ========

     Managed services revenues increased $4,950,000, or 126.6%, for the three months ended March 31, 1999. This increase was primarily due to the continued improvement in call volumes by customers offering prepaid calling services to subscribers in North America and Europe. The Company receives a portion of the revenues generated by its customers.

     Service contract and repair revenues increased $1,542,000, or 43.9%, for the three months ended March 31, 1999. The increase in revenue is due primarily to an increase in installation revenues for new systems and an increase in the installed base of customers who subscribe to quarterly or annual maintenance contracts. In addition, the Company recorded approximately $412,000 in revenues associated with Year 2000 upgrades.

     Cost of systems sales increased $3,456,000, or 41.0%, for the three months ended March 31, 1999. As a percentage of systems sales, actual costs increased to 52.5% in 1999, compared to 47.0% in 1998. Actual costs increased due primarily to an increase in the number of systems shipped by the Company. The increase as a percentage of revenues was due primarily to the lower margin recognized on international sales, and an increase in resources dedicated to deployment of customer systems. Systems sales in 1999 included a larger number of customized sales, which have a higher cost of sales and lower margins.

     Cost of services increased $3,929,000, or 99.3%, for the three months ended March 31, 1999. As a percentage of services revenues, these costs were 56.6% in 1999, compared to 53.3% in 1998. The increase in actual costs and costs as a percentage of revenues was due primarily to increases in revenues related to contracts under which the Company provides prepaid calling services on a managed services basis. These contracts are expected to generate lower gross margins than the Company's other services businesses.

     Research and engineering expenses increased $838,000, or 23.9%, for the three months ended March 31, 1999. The increase in actual expenditures was due to an increase in engineering personnel, including outside consultants, dedicated to designing new products and enhancing existing products, including upgrading existing products for Year 2000 compliance. As a percentage of revenues, these expenses decreased to 11.9% in 1999, compared to 13.8% in 1998. The Company typically targets its annual engineering expenditures based upon annual revenue goals. Fluctuations in engineering expenditures as a percentage of sales in a given year are generally due to fluctuations from revenue goals, or variances from budgeted expenditures. The Company believes that it must continue to increase spending on research and engineering activities in absolute terms in order to remain competitive in the voice and call processing markets. Such expenses could increase as a percentage of revenues as well.

     Selling, general and administrative expenses increased $1,336,000, or 14.5%, for the three months ended March 31, 1999. As a percentage of revenues, these expenses decreased to 28.9% in 1999, compared to 36.4% in 1998. This decline as a percentage of revenues was due to increased controls over expenditures, and a larger revenue base over which to spread the fixed costs of operations.

     The effective income tax rate for the three months ended March 31, 1999 was 36.4%, compared to 37.2% in 1998. The variance from the United States statutory rate for 1999 and 1998 was due primarily to the provision for state income taxes and utilization of certain credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999, the Company had a current ratio of 3.2 to 1 and working capital of $62,569,000, compared to a current ratio of 2.8 to 1 and working capital of $62,037,000 at December 31, 1998.

     Operating activities provided net cash of $2,628,000 for the three months ended March 31, 1999, principally due to an increase in net income and the reduction of accounts receivable offset by inventory and income tax related expenditures. Inventory increased $1,293,000 during the three months ended March 31,1999 due principally to the increase in work in progress associated with certain network systems contracts that will be recognized in the second quarter. Income tax payments of $5,860,000 were made during the first quarter of 1999, primarily related to the gain on the sale of the TSL division in 1998.

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

     The Company maintains a line of credit that is used from time to time to fund short-term cash requirements. In December 1998, this line of credit was increased from $10 million to $25 million. There were no borrowings outstanding under the line as of March 31, 1999.

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

     In December 1997, the Company announced that it had entered into an agreement to provide enhanced telecommunications products to AT&T Corp. ("AT&T"). The initial order under the agreement was for approximately $25 million, representing the largest single contract in the Company's history. The Company has completed the software development, integration and testing phases of the contract; however, the Company was late in delivering the product, and believes it may have been subject to penalties relating to late delivery. In March 1999, AT&T waived its rights to assert any such penalties.

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

     The Company has reviewed its in-house systems for compliance and determined that all systems will be affected. During 1998, the Company converted its accounting, inventory, manufacturing control and human resources systems to a new system in order to provide more efficient management information throughout the Company. The conversion cost approximately $2 million and the new system is warranted by the vendor to be Year 2000 compliant. Testing of this system is currently in process to verify compliance. All remaining in-house computer systems have been classified as mission critical and non-mission critical. The Company has elected to focus on only the mission critical systems, including operating systems and applications software. Studies are currently being conducted to determine which mission critical systems are compliant and which are not. The Company estimates that approximately half of its systems are currently compliant, and believes that any remaining systems that have been identified as mission critical will be compliant by the third quarter of 1999. Non-compliant systems must be replaced or abandoned prior to the beginning of 2000. The Company estimates the cost of completing all testing and bringing the remaining systems into compliance or replacing non-compliant systems to be approximately $1 million.

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

     As of March 31, 1999, the Company had entered into forward exchange contracts to sell a notional amount of $2,492,972 in Japanese Yen for delivery at various dates during April and May of 1999. Changes in the market value of these contracts are highly correlated with changes in the market value of the underlying accounts receivable. Accordingly, the Company believes there is no material risk to its financial position or results of operations in the event of a material change in the relative value of the U.S. dollar against foreign currencies.

     The Company does not use derivative financial instruments for speculative trading purposes, nor does it hedge its balance sheet exposure related to the Company's investments in its foreign subsidiaries.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          Exhibit 27 - Financial Data Schedule.

     (b)  No reports were filed on Form 8-K during the reporting period.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   May 11, 1999

                                   BRITE VOICE SYSTEMS, INC.

                                        /s/ Glenn A. Etherington
                                   ----------------------------------------
                                   Glenn A. Etherington
                                   Chief Financial Officer
                                   Duly Authorized Officer on behalf of the
                                   Registrant